Form 10KSB
period 1998-12-31
ABACAN RESOURCE CORP
filed 1999-03-26
CIK 1001084

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 33-99978

                           ABACAN RESOURCE CORPORATION
           (Name of Small Business Issuer as Specified in its Charter)

         ALBERTA,  CANADA
  (State  or  other  Jurisdiction                         (I.R.S.  Employer
of  Incorporation  or  Organization)                    Identification  Number)


SUITE  699,  3050  POST  OAK  BLVD,  HOUSTON,  TEXAS          77056
(Address  of  Principal  Executive  Offices)               (Zip  Code)

(713)  479-9770
(Issuer's  Telephone  Number,  Including  Area  Code)


Securities registered under Section 12 (b) of the Exchange Act: None
Securities registered under Section 12 (g) of the Exchange Act: Common Stock, without par
                                                                value
                                                                (Title of Class)

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes     X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.     [X]

     The Issuer's revenues for the fiscal year ended December 31, 1998, were $14,258,000.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the closing sale price of such common stock on the Nasdaq National Market as of February 1, 1999 was $25,024,339.

     The Issuer had 114,370,836 common shares of common stock outstanding as of December 31, 1998.

================================================================================
                      1998 ANNUAL REPORT (SEC  FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description



PART I

Item 1    Business                                                    1
Item 2    Properties                                                  8
Item 3    Legal Proceedings                                          22
Item 4    Submission of Matters to a Vote of Security Holders        23

PART II

Item 5    Market for the Company's Common Stock and Related
          Stockholder Matters                                        23
Item 6    Management's Discussion and Analysis or Plan of Operation  25
Item 7    Consolidated Financial Statements and Unaudited
          Supplemental Information                                   41
Item 8    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        72

PART III

Item 9    Directors, Executive Officers, Promoters and Control
          Persons of the Issuer; Compliance With
          Section 16(a) of the Exchange Act                          72
Item 10   Executive Compensation                                     73
Item 11   Security Ownership of Certain Beneficial Owners and
          Management                                                 73
Item 12   Certain Relationships and Related Transactions             74

PART IV   AND SIGNATURES AND EXHIBIT INDEX

Item 13   Exhibits and Reports on Form 8-KSB                         75
          Signatures                                                 76
          Exhibit Index                                              77

                                     PART I

ITEM  1.       BUSINESS

CORPORATE  STRUCTURE

     Abacan Resource Corporation ("Abacan") is a limited company subsisting under the Business Corporations Act (Alberta) that was created on February 10, 1995 following an amalgamation of five junior Canadian oil and gas companies each of which, prior to the amalgamation, held certain rights to receive production revenues and certain obligations to pay capital and operating costs (collectively referred to as "Participating Interests") in the same oil and gas concession properties located in the Federal Republic of Nigeria ("Nigeria"). Abacan currently has 14 wholly owned subsidiaries. These subsidiaries either hold or, prior to the recent and ongoing restructuring of its affairs, held certain rights to receive petroleum production revenues and certain obligations to pay for exploration, development and operating costs (hereafter collectively referred to as "Participating Interests") in Nigeria and the neighboring
Republic  of  Benin  ("Benin").  See  "Properties".

     At the end of the most recently completed fiscal year, neither Abacan nor any of its subsidiaries (collectively referred to hereafter as the "Company") were subject to any bankruptcy or similar proceedings. However, the Company does have outstanding debt obligations to secured and unsecured creditors and may be in default of certain security agreements. In 1998, the Company initiated a restructuring of its oil and gas operations and financial affairs through: (1) the disposition of a number of its oil and gas properties and related production facilities; (2) the reduction of operating, general and administrative expenses; and (3) the reduction of a portion of the Company's secured and unsecured debt. This restructuring is ongoing and in the future may include the sale, farmout or other disposition of some or all of its oil and gas properties. The Company currently has a significant working capital deficiency, no appreciable revenues or cash flow and limited cash reserves. Therefore, the Company believes that it must successfully attract new equity, debt, joint venture partners, buyers, merger partners or a combination thereof in order to remain viable and continue operations. See "History and Development of the Business - Restructuring of Operations and Financial Affairs", "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Liquidity" and "- Risks and Uncertainties - Financing Risks".

HISTORY  AND  DEVELOPMENT  OF  THE  BUSINESS

General
-------

     The Company's current business relates primarily to the exploration of oil and gas properties located in West Africa. To date, the Company's operations have included the acquisition of Participating Interests in concession blocks located in both Nigeria and Benin and the exploration, development and production of oil and condensate from concession blocks located in Nigeria. In the case of Nigeria, the Participating Interests of the Company relate to oil prospecting licences ("OPL") and oil mining leases ("OML") granted to several different Nigerian companies with whom the Company has a number of separate joint venture agreements. In Benin, the Participating Interests of the Company are held pursuant to production sharing contracts ("PSC") granted by the Benin Government.

     Prior to a reorganization of its oil and gas operations in June 1998, the Company's operations were focused in two distinct geological regions - the Niger Delta, Nigeria's prolific oil producing region located in south-central Nigeria, and the Benin Basin, a largely unexplored area located in the coastal waters of western Nigeria and Benin. Recently, the Company has focused its efforts on its large Benin Basin holdings where negotiations are currently underway for the establishment in Benin of a natural gas powered electrical generation plant that is expected to utilize the natural gas resources identified in the Company's Benin Basin concessions. The Company is also actively marketing the farm-out, sale or other disposition of its properties to industry partners which is expected will provide the financial resources necessary to explore and develop the Company's prospects in the region. The Company has not undertaken research and development activities during the past two fiscal years.

Acquisition,  Exploration and Development of West African Oil and Gas Properties
--------------------------------------------------------------------------------

     In December 1992, the Company acquired a Participating Interest in an on-shore concession block located in Benin from Wade Cherwayko, a former director and executive officer of the Company who, until that time had been involved in his personal capacity in identifying opportunities to acquire unallocated oil and gas concession properties in West Africa. Prior to acquiring this Participating Interest, the Company had been involved in oil and gas exploration activities in western Canada and the western United States but had not earned any ownership interests in respect thereof. Following the purchase of the Participating Interest in Benin from Mr. Cherwayko for common stock, the Company initiated a program of additional acquisition and exploration of petroleum properties in Nigeria and other countries in West Africa.

     In June 1993, the Company acquired Participating Interests in Benin Basin Concession Block OML 113 (formerly OPL 309) from Yinka Folawiyo Petroleum Company Limited ("YFP") and Concession Block OPL 302 from another Nigerian company. YFP is a company that is substantially owned by the father of Mr. Tunde Folawiyo, a director of the Company. In August 1993, the Company acquired a Participating Interest in offshore Concession Block OML 112 (formerly OPL
469). The Company then undertook an aggressive campaign to expand its concession acreage in West Africa through the addition of Participating Interests in Niger Delta Concession Blocks OPL 237 (located adjacent to OML 112) and OPL 233, Benin Basin Concession Block OPL 310 in Nigeria and Benin Basin Block 4 and Block 1 in Benin. See "- The Petroleum Industry in Nigeria and Benin", AProperties" and "Certain Relationships and Related Transactions".

     In February 1995, in order to consolidate its Participating Interests in Concession Blocks OML 112, OML 113 and OPL 302, the Company amalgamated with four other Canadian junior oil and gas companies, each of which at the time of the amalgamation held Participating Interests in Blocks OML 112, OML 113 and OPL
302. The amalgamation resulted in the acquisition of the Participating Interests of the amalgamating junior oil and gas companies by the Company.

     Throughout 1994 and 1995, the Company conducted 2-D and 3-D seismic programs on Blocks OML 112 and OPL 237 and a 2-D seismic program on Blocks OML 113 and OPL 310. The Company's first off-shore exploration well was successfully drilled on the Ima Field on Block OML 112 in September 1994. Between September 1994 and January 1997, the Company successfully drilled six additional wells on the Ima Field and completed the construction and installation of a mobile off-shore production facility capable of producing up to 50,000 barrels of oil and condensate per day. Commercial production of crude oil and condensate commenced from the Ima Field in January 1997. Production levels from the Ima Field peaked at approximately 27,500 gross (13,400 net) barrels of oil and condensate per day from six producing wells. In June 1996, the Company signed a Crude Oil Sale Agreement pursuant to which a large international crude oil marketing company agreed to market and sell the crude production from the Ima Field. A total of 6.1 million gross (2.9 million net) barrels of crude oil were produced and sold during the fiscal period ended December 31, 1997. In fiscal 1998 prior to the disposition of the Company's interest in June 1998, a total of 2.64 million gross (1.45 million net) barrels of crude oil were produced and sold from the Ima Field.

     The Company drilled its first well in the Benin Basin on on-shore Block OPL 302 in December 1993. The well was not successful and the Company's Participating Interest in the concession was allowed to expire in 1997. Between November 1996 and March 1997, the Company successfully drilled two off-shore wells on the Aje Field on Benin Basin Concession Block OML 113. The wells tested maximum flow rates of 8,800 and 5,500 barrels of oil per day respectively along with significant volumes of natural gas. Both wells have been shut-in following testing pending the financing and construction of a suitable off-shore production facility. See "Properties - Benin Basin - Drilling, Development and Future Work Commitments".

Restructuring  of  Operations  and  Financial  Affairs
------------------------------------------------------

     In June 1997 production rates from the Ima Field began to decline. It was subsequently determined that the decline in production was attributable to compartmentalization of the main producing zones and the absence of a strong water drive for the Ima Field. In February 1998, Abacan appointed a new President and Chief Executive Officer. A comprehensive reservoir analysis of the Ima Field completed in the spring of 1998 suggested that the Ima Field was no longer economically producible. The Company immediately initiated a restructuring strategy in respect of its oil and gas operations and financial affairs which both management and the Board of Directors considered essential to maintain the financial viability of the Company. The Company's restructuring strategy, which is ongoing, was comprised of a series of steps which included:
(1)  the  disposition of the Company's Participating Interests in the Ima Field;
(2) the sale or disposition of the Company's mobile offshore production unit ("MOPU") which was then being utilized on the Ima Field; (3) the reduction and extension of the repayment terms of the Company's secured debt; (4) the settlement of claims of trade and other unsecured creditors; (5) the reduction of general and administrative expenses; and (6) the maximization of exploitation opportunities with joint venture partners for the exploration and development of the Company's large acreage position in the Benin Basin.

     On June 30, 1998, the Company concluded the first two phases of its overall restructuring strategy. Under the terms of a settlement agreement (the "Amni Settlement Agreement") reached with its Nigerian partner, Amni International Petroleum Development Company Limited ("Amni"), the Company relinquished all rights and Participating Interests to the "shallow" zones of the Ima Field. At the time of disposition, the "shallow" zones comprised all of the Company's proved developed reserves in the Niger Delta and all of its petroleum production. In exchange, Amni agreed: (1) to assume all outstanding unsecured financial claims against the Company (including trade claims) related to the development of the Ima Field; (2) to assume responsibility for ongoing and future lease obligations with existing service providers to the Ima Field; (3) to release the Company from certain financial obligations due or accruing under the terms of the joint venture agreements between the Company and Amni valued at approximately $20 million; and (4) to release the Company from any claims Amni had to the MOPU. The Company retained a 10% Participating Interest in the "Deep Ima Prospect" which is located below the producing shallow zones of the Ima Field and which prospect was previously identified in 1997 by one of the Company's exploration wells.

     Concurrent with concluding the terms of the Amni Settlement Agreement, the Company conveyed its interest in the MOPU to a major international service company in exchange for the extinguishment of approximately $18.8 million of debt, representing all of the debt due from the Company to the international service company. In connection with this settlement, the Company also restructured an existing secured loan (the "Secured Loan"). The Secured Loan had been previously advanced to the Company in August 1997 with the proceeds therefrom being utilized to repay project financing used for the construction of the MOPU and a portion of the exploration and development costs associated with the Ima Field. The restructuring of the Secured Loan by the lender (the "Secured Lender") enabled the Company to defer quarterly interest payments until December 31, 1998 and to extend the maturity of approximately $20.1 million of the loan until June 30, 1999, with the remainder of $10.6 million due on December 31, 1999. The terms of its agreement with the major international service company, provided that if a future sale price of the MOPU is above a pre-determined threshold, a portion of the proceeds of sale will be applied to reduce the Company's obligations under its existing Secured Loan.

     Subsequent to December 31, 1998, the Company received confirmation from the Secured Lender that the interest payment due December 31, 1998 had been capitalized and that the first payment was amended to March 31, 1999. The Secured Lender has since advised the Company that notwithstanding its written extension, payment of the first interest instalment was due on December 31, 1998. The Company has not yet made this interest payment and is currently negotiating with its Secured Lender regarding further relief from this and other near-term cash interest payments. There is no assurance that such negotiations will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Financing Risks".

     In  July  1997,  the  Company increased its participating position in Benin
Block 4 and Block 1 to a 100% Participating Interest. This acquisition was followed in June 1998 with the execution of a Letter of Intent with a major international natural gas and electrical power generating company and the Government of Benin for the development, construction, financing and operation of a natural gas powered electrical generation power plant to be located in Cotonou, Benin. Negotiations are ongoing to finalize the details of a power plant that is expected to provide electrical energy to Benin and the neighbouring countries of Togo and Ghana. Natural gas feedstock is expected to be supplied from the Company's Benin Block 1 in Benin and the Aje Field in Nigerian Block OML 113. The Company has drilled and tested significant gas resources on the Aje Field that are awaiting development of a suitable market before being classified as proved reserves. The Company believes that it will require an industry partner to fund the costs of developing a natural gas market and to fund the costs of developing the natural gas resources contained in the Aje Field. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Liquidity".

THE  PETROLEUM  INDUSTRY  IN  NIGERIA  AND  BENIN

     All of the Company's oil and gas properties are located in Nigeria and Benin, both of which are developing third world nations that have experienced periods of civil unrest and political and economic instability. The regulation of the petroleum industry has been and is expected to continue to be affected by economic and political events that occur in each country. Such events are beyond the control of the Company and may adversely affect the future operations of the Company.

Nigeria
-------

Overview

     Oil has been produced in Nigeria by multinational companies since 1958 with only limited interruptions despite periods of civil and political unrest. The oil industry constitutes the most important segment of the Nigerian economy and accounts for approximately 90% of the country's total exports and approximately 75% of total government revenue.

     The Company currently operates in Nigeria in conjunction with a number of Nigerian companies (the "Nigerian Partners") under a program (the "Indigenous Program") introduced in 1990 by the Nigerian Ministry of Petroleum Resources (the "MPR") in an effort to increase production and domestic participation in the country's oil industry. The Indigenous Program provides qualified, privately owned Nigerian companies with both preferential treatment in the allocation of available petroleum concession blocks and favourable economic terms for the development of such blocks. Participating Nigerian companies are permitted to establish revenue and cost sharing arrangements with foreign companies that provide the technical expertise, operational support and financial resources required for the exploration and development of the concession blocks. In the case of the Company, such arrangements have been established by way of joint venture agreements between the Company and its various Nigerian Partners. As part of the Indigenous Program, the Nigerian government receives a combination of production royalties and taxes and is not required to fund any exploration or development costs. The Nigerian National Petroleum Company is not involved in concession blocks awarded under the Indigenous Program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Nigerian Regulation - Dependence Upon the Indigenous Program".

Regulation

     All phases of oil exploration, development and production are regulated by the Nigerian government either directly, through the MPR or through the Nigerian Department of Petroleum Resources ("DPR") pursuant to the Petroleum Decree, 1969, under periodic policy statements issued by the Nigerian government and through administrative practices of the DPR. Areas of government regulation include restrictions on petroleum production, price controls, export controls, taxes and royalties, expropriation of property, environmental protection and rig safety. In addition, all petroleum drilling and production in Nigeria must be approved in advance by the Nigerian government through the MPR or the DPR. In the case of the Company, any future operations to be conducted on its Nigerian concessions, including the establishment of a production facility on Block OML 113 and the export of natural gas to Benin will require MPR or DPR approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Nigerian Regulation".

     Under current Nigerian legislation, a petroleum concession is required for a party to conduct petroleum exploration and development. Concessions may be obtained directly from the MPR or from an existing concession owner, provided that prior MPR approval to an assignment is obtained. Petroleum concessions granted by the MPR consist of either an oil exploration license, an oil prospecting licence ("OPL") or an oil mining lease ("OML"). Concession Blocks are typically designated on the basis of whether they are subject to an OPL or OML. An OPL gives the holder the exclusive right to conduct both seismic and exploratory drilling operations within a concession block and the right to carry away and dispose of petroleum produced during the term of the OPL. An OML is issuable to the holder of an OPL following testing or production of a minimum of 10,000 barrels per day and the fulfilment of a number of other conditions and requirements established by the MPR and DPR.

     An OML provides the holder with an exclusive right to conduct exploration and development drilling operations and to export petroleum produced on the concession block for a term of up to 20 years. An OML may be renewed upon application to the MPR. The Petroleum Decree, 1969 contains provisions that require the holder of an OML to relinquish 50% of the geographic area encompassed by the OML after 10 years upon the request of the MPR. The acreage to be relinquished is identified by the holder of the OML and not the MPR. The Nigerian government may also elect, during the currency of an OML or OPL to directly participate in the concession, which could result in a reduction of the Participating Interest of the Company. The Petroleum Decree, 1969 does not specify the maximum level of government participation. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Nigerian Regulation - Government Right of Participation".

     The Company's current Participating Interests in Nigeria exist pursuant to the terms of joint venture agreements between the Company and its Nigerian Partners. In the case of Concession Block OML 113, an OML was issued to YFP for this block on July 3, 1998. The OPL for Concession Block OPL 310 has expired, however, at the request of the Company's Nigerian Partner, the DPR confirmed in February 1997 that the OPL was in good standing. Nothing has been received by the Company or to the Company's knowledge, by its Nigerian Partner that would indicate that either the MPR or DPR consider OPL 310 not to be valid or in good standing at the current time. See "Properties - Benin Basin" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Nigerian Regulation - Assignment of Interests Under Joint Venture Agreements" and "Risks and Uncertainties - Nigerian Title Issues".

     Revenues generated from petroleum operations are subject to a number of tax/royalty regimes. Under the Indigenous Program, the fiscal regime consists of a production royalty and an adjusted profits tax. The payment of the royalty to the Nigerian Government is dependant upon the levels of petroleum production and is determined on the basis of the chargeable value of the crude oil produced less an allowance for oil used in the extraction process. Royalty rates vary depending upon whether the concession is on-shore or off-shore and, in the case of off-shore concession, the average water depth of the concession. A royalty of 20% is applicable to on-shore concessions reducing to no royalty for concessions situated in over 1000 metres of water. The royalty applicable to the Company's Nigerian concessions OML 113 and OPL 310 have not yet been formalized but are expected to be not greater than 15%.

     In addition to the royalty, producers are subject to a tax on adjusted petroleum profits. Adjusted petroleum profits consist generally of revenues from petroleum sales less operational expenses and certain capital costs (including drilling costs). The Petroleum Profits Tax Act, 1969, prescribes a petroleum profits tax rate of 85%. The Company understands that a reduced petroleum profits tax rate may be applicable to concession blocks awarded under the Indigenous Program. Any changes to the current royalty regime or the Petroleum Profits Tax Act, 1969 or their applicability to the Indigenous Program will affect the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Nigerian Regulation - Uncertainty Regarding Tax and Royalty Arrangements".

Benin
-----

     The Benin petroleum industry is less developed than the Nigerian petroleum industry. Petroleum exploration started in Benin in 1964 and has been focused primarily in the off-shore area of the Benin Basin. The country's first major discovery occurred in 1982 with the discovery of the Seme Field located off-shore near the Nigerian border. There has been a number of significant off-shore discoveries made recently on the Nigerian side of the Benin Basin (including the Company's discovery on OML 113) which has heightened interest in Benin's petroleum sector in recent years.

Regulation

     Responsibility for the regulation and control of the petroleum industry in Benin rests with the national government pursuant to the Petroleum Code of the Republic of Benin and the administrative decrees and ordinances established thereunder (collectively, the "Benin Petroleum Code"). Regulation of exploration, exploitation, title, transportation, marketing and taxation of petroleum rests with the Ministry of Energy, Mines and Hydraulics (the "Benin Oil Ministry"). All drilling and production and other petroleum operations in Benin require prior approval of the Benin Oil Ministry. Consequently, any future operations to be conducted on its Benin concessions, including the drilling of exploration wells on Block 1 and Block 4, will require the prior approval of the Benin Oil Ministry.

     The Company's current Participating Interests in Benin exist pursuant to separate Production Sharing Contracts for Block 1 and Block 4 between the Company and the Government of Benin. Each of the PSC's establish a minimum work commitment that must be met by the Company. In the case of Block 1, the minimum work commitment includes the drilling of one well and the completion of a seismic program by the end of February 1999. The requisite work commitments for Block 1 were not satisfied by the February 1999 deadline. The Company is currently negotiating an extension with the Benin Oil Ministry and risks the loss of its Participating Interest in Block 1 should an extension not be secured. In the case of Block 4, the minimum work commitment includes and the completion of a seismic program which has been satisfied, and the drilling of one exploratory well by the end of February 2002. The Company believes that it will require an industry partner to fund the requisite minimum work commitments associated with Blocks 1 and 4. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Liquidity" and A - Risks and Uncertainties - Benin Title Issues".

COMPETITIVE  AND  INDUSTRY  CONDITIONS

     The oil and gas industry is intensely competitive and the Company will continue to compete with a substantial number of other companies, many of whom have greater technical, financial and other resources. Many such companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market oil, natural gas and other products on a worldwide basis.

     The Company does not currently own production facilities or refining operations and will rely upon other parties to produce, market and refine any future petroleum production. Due to the changes in the affairs of the Company arising out of its recent restructuring, the Company will have to secure adequate sources of funding to retain the services of such parties. In the case of the Benin Basin Concessions, there is currently no market for the Company's natural gas resources. Subject to completion, the establishment of a natural gas electrical generation project currently being negotiated is expected to create a market. The electrical generation project has not yet been formally approved, financed or constructed. There is no assurance that the project will be approved, or if approved, that it will be successfully completed. If completed, the project will rely upon an electrical distribution network that is owned by the governments of Benin, Togo and Ghana as well as other third parties. If a sustainable market for the Company's natural gas is created, the Company will have to finance and construct or rely on other parties to finance and construct a suitable production facility and natural gas pipeline to the natural gas electrical generation project. There are currently other sources of electricity which may affect the amounts that can be generated and sold which in turn will affect demand for the Company's natural gas resources. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations  -  Risks  and  Uncertainties  -  Benin  Regulation".

ENVIRONMENTAL  PROTECTION

     The Company's operations are and will continue to be affected in varying degrees by legislation intended to ensure the protection of the environment. Much of Nigeria's and Benin's environmental legislation is administered by the DPR and the Benin Oil Ministry, respectively. These government departments may require environmental impact assessments prior to granting approval for certain larger scale or environmentally sensitive activities or may impose restrictions or prohibitions on releases or emissions of various substances generated by the Company's oil and gas operations or any future electrical generation project. Compliance with such legislation or administrative requirements may require significant expenditures and the breach of such requirements may result in the imposition of material fines and penalties. Guidelines and regulations continue to be developed and implemented by the DPR, Benin Oil Ministry and other government ministries in areas of waste management, contaminated sites, environmental impact assessments and habitat protection.

     The Company believes that its Nigerian and Benin operations have at all times complied in all material respects with applicable Nigerian and Benin legislation and administrative requirements relating to safety and environmental protection. The costs of such compliance has been included as either capital expenditures or operating costs. The Company intends to continue conducting its operations in both Nigeria and Benin in a manner that complies with environmental standards imposed by the DPR and the Benin Oil Ministry and all applicable legislation.

EMPLOYEES

     At December 31, 1998, the Company had 7 employees and consultants in Houston, 3 consultants in Calgary and 22 employees and consultants in London, Benin and Nigeria. None of the Company's employees or consultants are party to a collective bargaining agreement.

ITEM  2.          PROPERTIES

OVERVIEW

     Between 1993 and 1997, the Company acquired Participating Interests in eight oil and gas concession blocks in the Benin Basin and Niger Delta. In the case of its Nigerian concession blocks, the Participating Interests of the Company are held pursuant to joint venture agreements with the Company's indigenous Nigerian Partners who in turn have been issued oil prospecting licences or oil mining leases from the MPR. In the case of its two concession blocks located in Benin, the Participating Interests of the Company are held pursuant to two separate production sharing contracts directly between the Company and the national Government of Benin. Participating Interests in two of the Company's Nigerian concession blocks have been subsequently surrendered or released by the Company. Consequently, at the end of the most recently completed financial year, the Company held Participating Interests in six concession blocks, two of which were located in the Niger Delta and four of which were located in the Benin Basin. See "Niger Delta - Cost Obligations and Revenue Interests" and "Benin Basin - Cost Obligations and Revenue Interests".

NIGER  DELTA

Recent  Events

     Prior to June 1998, all of the Company's proven reserves and all of its production came from the Ima Field located in Niger Delta Concession Blocks OML 112 and OPL 237. In June 1998, following an assessment that the shallow producing zones of the Ima Field were no longer economic, the Company began to restructure its oil and gas operations and in so doing, relinquished substantially all of its Participating Interest in Nigerian Blocks OML 112 and OPL 237. The only interest retained in the blocks by the Company is a 10% Participating Interest in the Deep Ima Prospect located beneath the existing producing zones of the Ima Field. There are no reserves allocated to the Deep Ima Prospect. In January 1998, the Company cancelled its joint venture agreement in respect of Concession Block OPL 233.

     As a consequence of this ongoing restructuring, at the end of the most recently completed financial year, the Company has no Participating Interests or production from the Niger Delta with the exception of a 10% working interest in the Deep Ima Prospect. PERSONS READING THIS DOCUMENT SHOULD NOTE THAT THE PARTICIPATING INTERESTS ATTRIBUTABLE TO THE COMPANY IN THE NIGER DELTA AND DISCUSSED IN THIS SECTION WERE DISPOSED OF AND THAT WITH THE EXCEPTION OF THE INTEREST HELD IN THE DEEP IMA PROSPECT, ARE NO LONGER HELD BY THE COMPANY. See "Business - History and Development of the Business - Restructuring of Operations and Financial Affairs".

Location

     Prior to the disposition of its Participating Interests on June 30, 1998, the Company held Participating Interests in adjoining Niger Delta Concession Blocks OML 112 and OPL 237. Concession Blocks OML 112 and OPL 237 are located approximately six miles off the coast of south-central Nigeria, cover an area of approximately 150,000 acres, and are in the vicinity of a number of Nigeria's largest oil producing fields, including Mobil's Oso and Kpono Fields; Shell's Bonny, Opobo and Kalaekule Fields; and Elf Aquitaine's Ameram Field.

     Prior to the cancellation of its joint venture agreement in early January 1998, the Company also held a Participating Interest in Niger Delta Concession Block OPL 233. Concession Block OPL 233 covers an area of approximately 30,000 acres and is located along the Nigerian coastline 100 miles northwest of Concession Blocks OML 112 and OPL 237 in the vicinity of Texaco's producing
Middleton,  North  Apoi  and  Pennington  Fields.

Participating  Interests

     An oil prospecting licence for Concession Block OPL 237 was granted by the MPR to Amni in December 1994. An OML for Concession Block OML 112 (formerly Concession Block OPL 469) was issued to Amni in February 1998 following a prior grant of an OPL for the concession block in August 1993. The Company acquired its Participating Interests in Concession Blocks OML 112 and OPL 237 pursuant to joint venture agreements signed with Amni in August 1993 and December 1994 respectively. On June 30, 1998, the existing joint venture agreements for Blocks OML 112 and OPL 237 were terminated with the consent of Amni and replaced by a new joint venture agreement (the "June 1998 JVA") which granted a 10% Participating Interest to the Company restricted to the Deep Ima Prospect.

     An OPL for Concession Block OPL 233 was granted by the MPR to Petroleum Products Company Limited ("PPCL") in August 1993. The Company acquired a Participating Interest in Concession Block OPL 233 through a joint venture agreement with PPCL signed in November 1996. The joint venture agreement was terminated by mutual consent of the Company and PPCL in January 1998 with no work having been performed by the Company on the block.

Drilling,  Development  and  Production

     Prior to the disposition of its Participating Interests in the Niger Delta, the Company had drilled 10 exploratory and development wells in the region. The following table provides a summary of the wells drilled and completed by the Company in the Niger Delta:

                                             TOTAL VERTICAL DEPTH
CONCESSION BLOCK  WELL NAME  DATE COMPLETED         (FEET)
----------------  ---------  --------------  ---------------------
OML 112           NGO #3     September 1994                 11,400
OML 112           NGO #4     November 1994                  11,400
OML 112           NGO #5     March 1995                     11,450
OPL 237           Ima #1     May 1995                       11,600
OPL 237           Ima #2     November 1995                  11,400
OPL 237           Ima #6     June 1997                      12,350
OPL 237           Ima #7     August 1997                    10,735
OML 112           Ima #8     October 1997                   11,380
OML 112           Ima #9     February 1998                  12,940
OPL 237           Ima #10    April 1998                     10,765
----------------  ---------  --------------  ---------------------

     The Company commenced commercial production of oil and condensate from the Ima Field in January 1997. During the most recently completed fiscal year, a total of approximately 2.64 million gross (1.45 million net) barrels were produced from the Ima Field prior to the disposition of the Company's Participating Interest in June 1998. Production levels from the Ima Field for 1998 prior to the disposition averaged approximately 14,600 gross (8,050 net) barrels of oil per day.

     The following table sets forth the average sales price (including transfers) and the average production cost per barrel of oil produced since the commencement of production in January 1997 to the disposition of the Company's Participating Interest in the Ima Field on June 30, 1998.

                                                   Year Ended
                                    -----------------------------------------
                                    December 31, 1997   December 31, 1998(1)
                                    ------------------  ---------------------
Average Sales Price per Barrel      $            17.56  $               12.22
Average Production Cost per Barrel  $            13.61  $               14.94

----------------------------------
(1)     Reflects  production  to  June  30,  1998

     Oil and condensate produced from the Ima Field was lifted and sold pursuant to a Crude Oil Sale Agreement signed in August 1996 (amended July 1997) between the Company, Amni and a large international crude oil marketing company. The sale price under the Crude Oil Sale Agreement was linked to world markets prices for crude oil and was payable in U.S. dollars outside of Nigeria through a bank in Europe. As part of the restructuring, the Crude Oil Sale Agreement was terminated effective June 30, 1998. See "- Marketing and Sale of Petroleum".

Cost  Obligations  and  Revenue  Interests

     The Company's Participating Interests in Concession Blocks OML 112 and OPL 237, (both before and after the disposition of its Participating Interest in the shallow zones of the Ima Field) are held by subsidiaries and consist of an obligation to pay for exploration and development costs ("Cost Obligation") and an entitlement to receive revenues from the sale of production ("Revenue Interest"). Prior to the signing of the June 1998 JVA with Amni, the Cost Obligation and Revenue Interest of the Company varied depending upon whether Payout has been reached on the applicable concession block. The June 1998 JVA establishes the same Cost Obligation and Revenue Interest both before and after Payout.

     A summary of the Company's Cost Obligation and Revenue Interest in its Niger Delta concessions both before and after the disposition of its Participating Interests in June 1998 is outlined in the tables below. In all cases, the Revenue Interest is after giving effect to gross overriding royalties (or their equivalent) payable to third parties. Royalties are payable on Blocks OML 112 and OPL 237 to a company controlled by Wade Cherwayko, a former senior executive officer and director of the Company. A royalty is also payable on all of the Niger Delta concessions to YFP, a company substantially controlled by the father of Tunde Folawiyo, a current director of the Company. See "Certain Relationships and Related Transactions".

Prior  to  June  30,  1998

                                       BEFORE PAYOUT                       AFTER PAYOUT
                           -----------------------------------  -----------------------------------
CONCESSION        COUNTRY  REVENUE INTEREST   COST OBLIGATION   REVENUE INTEREST   COST OBLIGATION
----------------  -------  -----------------  ----------------  -----------------  ----------------
Block OML 112     Nigeria           49.7%(2)            100.0%           25.3%(2)             40.0%
Block OPL 237     Nigeria           48.7%(2)            100.0%           24.8%(2)             40.0%
Block OPL 233(1)  Nigeria           48.5%(3)            100.0%           24.1%(3)             40.0%

Subsequent  to  June  30,  1998

                                       BEFORE PAYOUT                       AFTER PAYOUT
                           -----------------------------------  -----------------------------------
CONCESSION        COUNTRY  REVENUE INTEREST   COST OBLIGATION   REVENUE INTEREST   COST OBLIGATION
----------------  -------  -----------------  ----------------  -----------------  ----------------
Block OML 112(4)  Nigeria           10.0%(5)             10.0%           10.0%(5)             10.0%
Block OPL 237(4)  Nigeria           10.0%(5)             10.0%           10.0%(5)             10.0%

----------------------------------
(1)     Reflects  Cost  Obligation and Revenue Interest to January 30, 1998 at which time the Joint
Venture  Agreement  between  the  Company  and  PPCL was terminated by mutual consent.  No work was performed  or  expenditures  incurred  by  the  Company  on  Concession  Block  OPL  233.
(2)     Revenue  Interest  gives effect to (i) the interest of the Company's Nigerian Partner, (ii)
combined  government  royalties and taxes of 30% both before and after Payout and (iii) a number of gross  overriding royalties that vary from concession to concession and range between approximately
6.4%  and  5.3%  before  Payout  and  3.2%  and  2.6%  after  Payout.  A portion of the total gross overriding  royalties are held by a company controlled by Wade Cherwayko, a former senior executive officer and director of the Company and by YFP, a company substantially controlled by the father of
Tunde  Folawiyo,  a  director  of the Company.  Tunde Folawiyo is also an executive officer of YFP.
(3)     The  Revenue  Interest  shown  gives  effect  to  the  Company's proportionate share of (i)
combined  government  royalties  and taxes of 30% both before and after payout and (ii) a number of gross  overriding  royalties  equal  to  approximately 6.5% before Payout and 3.9% after Payout.  A portion  of  the  total  gross  overriding  royalties  is  payable  to  YFP.
(4)     The  joint  venture  agreements  governing  the  Company's participation in its Niger Delta concessions  reserve  to  the  Nigerian government the right to acquire a Participating Interest in each  of  the  respective concession blocks.  If the Nigerian government elects to participate, the
Company's after-Payout Revenue Interest could be reduced to approximately 8.0% after accounting for the  interests  of  others.  In  such  an  event,  there  would be a corresponding reduction in the
Company's  after-Payout  Cost  Obligation.  See  "Management's Discussion and Analysis of Financial
Condition  and  Results of Operations - Risks and Uncertainties - Nigerian Regulation  - Government
Right  of  Participation".
(5)     Excludes  applicable  gross  overriding  royalties  or  their  equivalent payable to others
(including  YFP  and  a  company  controlled  by  Wade  Cherwayko).  The  level of the royalties is currently  under  review  by  the  Company  as a result of the signing of the June 1998 JVA and the
Company  anticipates  re-negotiating  the  levels  of  royalties  held  by royalty-holders prior to commencing  any  further  operations  on  the  Deep  Ima  Prospect.

BENIN  BASIN

Location

     The Benin Basin is a large geological region located along the western coastal region of Nigeria and much of offshore Benin. In Nigeria, the Company's Benin Basin concessions consist of adjoining offshore Concession Blocks OML 113 and OPL 310. In Benin, the Company's Benin Basin concessions consist of offshore Concession Block 1 and Block 4, located adjacent to Nigerian Concession Block OML 113. Concession Block 1 encompasses the area around and below the producing zones of the Seme Field. Concession Block 4, located further offshore than Concession Block 1 spans from the Nigerian border on the east to the Togo border on the west.

Participating  Interests

     In Nigeria, an OML for Concession Block OML 113 (formerly OPL 309) was issued to YFP in July 1998 following the prior grant of an OPL for the concession block in June 1991. YFP is a company that is substantially controlled by the father of Tunde Folawiyo, a director of the Company. Tunde Folawiyo is also an executive officer of YFP. An OPL for Concession Block OPL 310 was granted to Optimum Petroleum Development Limited ("Optimum") by the MPR in February 1992. The Company acquired its Participating Interest in Concession Block OML 113 in June 1993 pursuant to a joint venture agreement with YFP and in Concession Block OPL 310 in December 1996 pursuant to a joint venture agreement with Optimum. The OPL for Block OPL 310 expired in February 1997 however, at the request of Optimum, the DPR confirmed in February 1997 (subsequent to the expiry date) that the OPL continued to be in good standing notwithstanding the expiry of its formal term. Nothing has been received by the Company or, to the knowledge of the Company, by Optimum subsequent to February 1997 that would indicate that the MPR or DPR consider OPL 310 not to be valid or in good standing at the current time. To maintain its Participating Interest in Concession Block OPL 310, the Company is required to satisfy certain future work commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Nigerian Title Issues - Expiration or Cancellation of Nigerian Oil Prospecting Licences".

     In Benin, the Company and Addax Petroleum Benin Limited ("Addax Benin") executed a Production Sharing Contract in respect of Benin Block 1 (the "Block 1 PSC") and Benin Block 4 (the "Block 4 PSC") in February 1997. On September 30, 1997, the Company acquired all of Addax Benin's Participating Interest in the Block 1 PSC and Block 4 PSC. To maintain its Participating Interest in Block 1 and Block 4, the Company is required to satisfy certain future work commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Benin Title Issues".

     The Company has paid total acquisition fees of approximately $9.125 million for its Participating Interests in the Benin Basin concessions. With the conversion of OPL 309 into OML 113 in July 1998, an additional $5.0 million in acquisition fees is payable to YFP out of a portion of the Company's share of future production revenues. YFP is a company that is substantially controlled by the father of Tunde Folawiyo, a director of the Company. Tunde Folawiyo is also an executive officer of YFP. On Concession Block OPL 310, $1.0 million is payable to Optimum within nine months following testing of the first exploration well and $2.0 million following commencement of production.

Drilling,  Development  and  Future  Work  Commitments

      The following table provides a summary of the wells drilled by the Company on its Benin Basin concessions since 1996:

CONCESSION                             TOTAL VERTICAL DEPTH
  BLOCK     WELL NAME  DATE COMPLETED         (FEET)          FLOW RATE (BOPD)(1)
----------  ---------  --------------  ---------------------  -------------------
OML 113     AJE #1     November 1996                   7,605                5,500
OML 113     AJE #2     March 1997                     11,551                8,800

----------------------------------
(1) Flow rate results are from testing only and are not necessarily indicative of flow rates that may be realized during production. Results shown include oil and condensate but not natural gas. Testing and compilation of the test results from the Company's wells was conducted by Schlumberger.

     The Company has fulfilled its minimum work obligations in respect of Concession Block OML 113. However, significant additional expenditures will have to be incurred by the Company under the terms of its joint venture agreement with YFP in order to produce the petroleum resources identified in OML
113. Most notably, the Company will have to establish or secure a market for the natural gas identified in the Aje Field of Block OML 113, secure a suitable floating off-shore production facility and finance, construct or lease a pipeline to an on-shore market. There is no assurance that the Company will, by itself or with others, be able to establish a suitable market for the petroleum resources contained in the Aje Field of Block OML 113 or that it will be able to secure a production facility or construct a pipeline necessary to produce such resources. See " - Cost Obligations and Revenue Interests" and
"Management's  Discussion  and  Analysis  of  Financial Condition and Results of
Operations  -  Risks  and  Uncertainties  -  Liquidity".

     On Concession Block OPL 310, the Company is required to complete a minimum work program consisting of three wells and a seismic program. The obligation of the Company to initiate expenditures towards the minimum work program commences after receipt of applicable government approval for the joint venture agreement between the Company and Optimum. The OPL for Concession Block OPL 310 has expired and Optimum has not yet secured an extension or replacement OPL or the requisite government approval for the joint venture agreement. Optimum has advised the Company that it wishes the Company to proceed with fulfilling its minimum work commitment in advance of receipt of requisite government approvals.

     In Benin, the work commitments of the Company are set out in the Block 1 PSC and Block 4 PSC. In the case of Block 1, the Company is required to drill one well and complete a seismic program by the end of February 1999. The requisite work commitment for Block 1was not satisfied by this deadline. The Company is currently negotiating an extension with the Benin Ministry and risks the loss of its Participating Interest in Block 1 if an extension is not secured. In the case of Block 4, the Company is required to drill one well and complete a seismic program by February 2002. The Company has satisfied the seismic commitment but not the drilling commitment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Benin Title Issues" and "- Risks and Uncertainties - Liquidity".

     In June 1998, the Company entered into a Letter of Intent with a subsidiary of a major international natural gas producing and electrical power generating company and the Government of Benin for the development, financing, construction and operation of an electrical generation power plant to be located in Cotonou, Benin. Under the terms of the Letter of Intent, natural gas feedstock for the project is expected to be supplied from the Company's Aje Field natural gas resources identified on Nigerian Block OML 113 and from Block 1 in Benin. Negotiations are continuing towards the signing of a definitive Power Purchase Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Benin Regulation".

Cost  Obligations  and  Revenue  Interests

     The Company's Participating Interests in the Benin Basin, consisting of a Cost Obligation and Revenue Interest, are held by the Company pursuant to joint venture agreements with its Nigerian Partners in Nigeria and pursuant to the Block 1 PSC and Block 4 PSC in Benin. The Cost Obligation and Revenue Interest of the Company vary based upon whether Payout has been reached on the applicable concession block.

     The joint venture agreements with the Nigerian Partners generally provide that, as part of its Cost Obligation, the Company must fund all exploration and development costs before Payout and 40% of all such costs after Payout. Provided there is production from a concession block, the Company is entitled to 55% of revenues before Payout and 28% after Payout (before accounting for gross overriding royalties or their equivalent payable to others). The balance of revenues before Payout is payable as to 30% to the Nigerian government for taxes and royalties and as to 15% to the Nigerian Partner. There is a pro-rata adjustment mechanism in place should applicable government royalties and taxes be less than 30% of total revenues. The Company's Nigerian Partner on Block OML 113 is YFP, a Company substantially controlled by the father of Tunde Folawiyo, a director of the Company.

     In Benin, the PSC's with the Government of Benin require the Company to fund 100% of all exploration and development costs of a prescribed minimum work program. Petroleum costs (to a prescribed maximum) are recoverable out of future production sale proceeds after payment of a 12.5% crude oil production royalty to the Benin Government. Remaining crude is subject to a sliding scale allocation between the Company and the Benin Government based upon daily production. The Company is also subject to a tax on corporate profits and to an export revenue tax.

     A summary of the Company's Revenue Interest and Cost Obligation in each of its Benin Basin concessions is set forth below.

                                      BEFORE PAYOUT                      AFTER PAYOUT
                           -----------------------------------  -----------------------------------
CONCESSION        COUNTRY  REVENUE INTEREST   COST OBLIGATION   REVENUE INTEREST   COST OBLIGATION
----------------  -------  -----------------  ----------------  -----------------  ----------------
Block OML 113(1)  Nigeria           52.5%(2)            100.0%              26.7%             40.0%
Block OPL 310(1)  Nigeria              48.5%            100.0%              24.7%             40.0%
Block 1/Seme      Benin          69.0%(3)(5)      100.0%(3)(5)           50.0%(5)      100.0%(3)(5)
Block 4           Benin          75.0%(4)(5)      100.0%(4)(5)        50.0%(4)(5)      100.0%(4)(5)

----------------------------------
(1)     The  agreements governing the Company's participation in Blocks OML 113 and OPL 310 reserve to  the Nigerian government the right to acquire a Participating Interest in each of the respective concession  blocks.  If  the  Nigerian government elects to participate, the Company's after-Payout
Revenue  Interest  could be reduced to 20.0% after accounting for the interests of others.  In such an  event,  there would be a corresponding reduction in the Company's after-Payout Cost Obligation.
See  "Management's  Discussion  and  Analysis  of  Financial  Condition and Results of Operations -
Management's  Discussion  and Analysis of Financial Condition and Results of Operations - Risks and
Uncertainties  -  Government  Right  of  Participation."

(2)     The Revenue Interest set forth above gives effect to (i) the interest held by the Company's
Nigerian  Partner,  (ii)  government  royalties  and taxes both before and after Payout and (iii) a number of gross overriding royalties that vary from concession to concession and range from 6.4% to
2.5%  before Payout and 3.2% to 1.3% after Payout.  Certain of these gross overriding royalties are held  by  a  company wholly owned by Wade Cherwayko, a former executive officer and director of the
Company.

(3)     Under  the  terms  of  the  Block  1  PSC,  the  Company  is responsible for payment of all exploration  and  development costs of a prescribed minimum work program.  Petroleum costs incurred by  the Company are recoverable out of future proceeds of production after payment of a 12.5% crude oil production royalty.  In any particular year, cost recovery is limited to 69% of total crude oil sale  proceeds.  The  balance  of  crude  oil sale proceeds ("Profit Oil") is allocated between the
Company  and  the  Government  of  Benin  based  upon total daily production in accordance with the following  progressive  scale:

AVERAGE DAILY
------------------
PRODUCTION (BOPD)   GOVERNMENT SHARE   COMPANY SHARE
------------------  -----------------  --------------
0 to 5,000                        50%             50%
5,001 to 10,000                   55%             45%
10,001 to 20,000                  60%             40%
20,001 to 50,000                  65%             35%
50,000 to 100,000                 70%             30%
Over 100,000                      75%             25%

(4) Under the terms of the Block 4 PSC, the Company is responsible for payment of all exploration and development costs of a prescribed minimum work program. Petroleum costs incurred by the Company are recoverable out of future proceeds of production after payment of a 12.5% crude oil production royalty. In any particular year, cost recovery is limited to 75% of total crude oil sale proceeds. The balance of crude oil sale proceeds ("Profit Oil") is allocated between the Company and the Government of Benin based upon total daily production in accordance with the following progressive scale:

Oil

AVERAGE DAILY
-----------------
PRODUCTION (BOPD)  GOVERNMENT SHARE   COMPANY SHARE
-----------------  -----------------  --------------
0 to 100,000                     50%             50%
over 100,000                     55%             45%

     Condensate

AVERAGE DAILY
-----------------
PRODUCTION (BOPD)  GOVERNMENT SHARE   COMPANY SHARE
-----------------  -----------------  --------------
0 to 100,000                     45%             55%
over 100,000                     50%             50%

(5) The Company may also be subject to a 55% tax on profits received from the sale of petroleum (after full cost recovery including capital and operating costs). An export revenue tax of 3.12% of the FOB value of the petroleum sold is also applicable to petroleum exported to a location outside of Benin.

RESERVES

Niger  Delta
------------

     The following table sets forth certain summary information at December 31, 1997 contained in the Reserve Report prepared by Gilbert Laustsen dated April 13, 1998 of the gross and the Company's net oil and condensate reserves and the Present Value of such reserves on a constant price and cost basis after adjustment for applicable Nigerian taxes and royalties, as understood by the Company and gross overriding royalties or their equivalent and interests held by the Company's Nigerian Partners. ALL OF THE RESERVES REFERENCED IN THE RESERVE REPORT WERE DISPOSED OF BY THE COMPANY ON JUNE 30, 1998 AS PART OF THE ONGOING REORGANIZATION OF ITS OIL AND GAS OPERATIONS.

     All of the Company's reserves reflected in the Reserve Report relate to the Ima Field located on Concession Blocks OML 112 and OPL 237. The Reserve Report also identified natural gas reserves, however, such reserves have not been assigned economic value as no market currently exists. No Reserve Report has been filed by the Company with any U.S. or Canadian Federal regulatory agency since the beginning of the last fiscal year.

     The Reserve Report revises previous reserve reports prepared by Gilbert Laustsen dated August 1, 1995, November 15, 1995, September 1, 1996 and May 13, 1997. The forecasts shown in the Reserve Report reflect updated production facility capital, lease and operating expenditures, change in the constant price per barrel of oil and the commencement of production on the Ima Field. The reserve information, including Present Value, have been prepared in accordance with SEC Present Value Criteria which differs in some respects from the requirements of Canadian National Policy No. 2-B. The Present Values set forth in the Reserve Report do not necessarily reflect the fair market value of the reserves evaluated. THE INFORMATION RESPECTING THE COMPANY'S RESERVES ARE PRESENTED TO COMPLY WITH APPLICABLE SECURITIES REGULATIONS. THE COMPANY NO LONGER HOLDS ANY INTEREST IN THE RESERVES SHOWN.

                 BASED ON CONSTANT PRICE AND COST ASSUMPTIONS(1)

                                                      AT DECEMBER 31, 1997
                                 -----------------------------------------------------------------
                                                                                     TOTAL PROVED
                                   PROVED    PROVED NON-     TOTAL       50% OF        AND 50%
                                 PRODUCING    PRODUCING     PROVED      PROBABLE     PROBABLE OF
                                  RESERVES     RESERVES    RESERVES   RESERVES(2)      RESERVES
                                 ----------  ------------  ---------  ------------  --------------
Oil and Condensate
  Gross Reserves(3)(MMB)                3.8          18.3       22.1           6.5            28.6
                                 ----------  ------------  ---------  ------------  --------------

  Company's Net Reserves (4)(5)         2.8            13       15.8           4.7            20.5
                                 ----------  ------------  ---------  ------------  --------------

Present Value of Company's Net
Reserves (in $millions) (1)(6)
  Undiscounted                   $     11.7  $       65.6  $    77.1  $       41.9  $        119.0
  Discounted at 10%                    11.4          53.1       64.5          30.7            95.2
  Discounted at 15%                    11.2          48.4       59.6          26.5            86.1
-------------------------------  ----------  ------------  ---------  ------------  --------------

-------------------------------
(1)     Utilizing SEC Present Value criteria based on a constant price of $16.20 per barrel (being the  price  in effect on December 31, 1997).  The SEC Present Value differs from the Present Value utilized  under  Canadian  National Policy 2-B in that the SEC Present Value is based upon a price per  barrel  on the date the SEC Present Value is calculated.  The Canadian Present Value is based upon  an  estimated  average  price per barrel of oil for the year following the date the Canadian
Present  Value  is  calculated.
(2)     A  risk  factor  of  50% has been applied to Probable Reserves and to the future estimated cash  flow  from  Probable  Reserves to account for the geological and engineering risk associated with  these  reserves.
(3)     Gross  Reserves  reflects  total  cumulative  reserves  held  by  all  participants.
(4)     Net  Reserves  reflects  reserves  attributable  to  the  Company  after adjustment of the
Company's  understanding  of  applicable  Nigerian  taxes  and  royalties,  and  gross  overriding royalties  or  their  equivalent  and  interests  held  by  the  Company's  Nigerian  Partners.
(5)     The total proved production forecast reflected in the Reserve Report is developed based on the  following  assumptions:
   -  Based  on  the  inclusion of two wells forecast to be placed on production in April 1998 and
January  1999,  respectively.
   -  Gas  injection  is  increased  to  a  minimum  of  40  MMCFD  into  the  Upper  C-1  Zone.
   -  With  pressure maintenance, production from three existing wells is stabilized at 6,200 bopd until  the  end  of  1999  and  then  forecast  to  decline to depletion of the assigned reserves.
   -  Pressure  maintenance  is  implemented  in  the  Lower  C-1 Zone by January 1, 1999 with gas injection  at 65 million cubic feet per day or water injection at 50,000 barrels of water per day.
   -  With pressure maintenance, production from three existing wells is forecast to be stabilized at  6,500  bopd  until  mid-year  2000  and  then  decline thereafter to depletion of the assigned reserves.
     The  total  proved  plus  probable  production  forecast  includes  the  following additional assumptions:
   -  Two  wells are forecast to be placed on production in the first half of 1999 with production at  a  rate  of  2,500  bopd  per  well.
   -  The  flat  life  production  period  of  the  Upper  C1  zone  is  extended  by  one  year.
   -  Place  the  D  zone  on  production  from  one  additional  well.
(6)     The  economic  parameters  used  to  determine  the  present  value  are  as  follows:
   -  Constant  crude  oil  price  of  $16.20/barrel
   -  Operating  cost  of  $32.3  million  per  year
   -  Overhead  cost  of  $7.2  million  per  year
   -  Government  tax/royalty  of  18.5%
   -  Indigenous  company  royalty/carried  interest  of  10.0%
   -  Drilling  cost  of  $7.3  million  per  well

Benin  Basin
------------

     Between November 1996 and March 1997, the Company drilled and completed two off-shore wells on the Aje Field of Nigerian Block OML 113. The wells tested maximum flow rates of 5,500 and 8,800 barrels of oil per day, respectively, with associated natural gas. Subsequent analysis of log results and seismic data indicate that, in addition to oil, significant natural gas resources are located in the Aje Field. Although identified by exploration drilling, no reserves or Present Value has been assigned to the Aje Field on the basis that no market currently exists for the Aje Field's natural gas resources. The Company is currently negotiating with a major international natural gas producing and electrical power generating company and the Government of Benin for the development, financing and construction of a natural gas powered electrical generation power plant which is anticipated will provide electrical energy to Benin and the neighboring countries of Togo and Ghana. Natural gas feedstock is expected to be supplied from the natural gas resources identified in the Aje Field and from Benin Block 1. The completion of a power plant is expected to establish a market for the Company's natural gas resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Liquidity" and "Risks and Uncertainties - Benin Regulation".

RESERVE  RECONCILIATION

     The following table contains a reconciliation of Proved Reserves on a constant price basis from December 31, 1996 to June 30, 1998 when all of the Company's Proved Reserves were disposed of.

                                                      PROVED RESERVES (MMBBLS)(1)(5)
                                                    ----------------------------------
                                                    GROSS RESERVES(2)  NET RESERVES(3)
                                                    -----------------  ---------------
PROVED RESERVES AT DECEMBER 31, 1996(4)                         47.7             23.5
                                                    -----------------  ---------------

Add:
               Discoveries, additions, extensions                  -                -
               Purchases and Sales                                 -                -
               Economic/Technical Revisions                    (19.5)            (4.3)

Subtract:
               Production                                       (6.1)            (3.4)
                                                    -----------------  ---------------

PROVED RESERVES AT DECEMBER 31, 1997                            22.1             15.8

Add:
               Discoveries, additions, extensions                  -                -
               Purchases                                           -                -
               Economic/Technical Revisions                        -                -

Subtract:
               Production and Sales                             22.1             15.8
                                                    -----------------  ---------------

PROVED RESERVES AT DECEMBER 31, 1998(5)                            -                -
                                                    =================  ===============

-------------------------------
(1)     Proved  Reserves  are  those  reserves  estimated as recoverable under current technology  and existing economic conditions, from that portion of the reservoir which can  be  reasonably  evaluated  as economically productive on the basis of analysis of drilling,  geological,  geophysical  and  engineering  data,  including reserves to be obtained  by  enhanced  recovery processes demonstrated to be economic and technically successful  in  the  subject  reservoir.  Includes  oil  and  condensate.
(2)     Gross  Reserves  reflect  total  cumulative reserves held by all participants.
(3)     Net  Reserves reflect reserves attributable to the Company after adjustment of the  Company's  understanding  of  applicable  Nigerian  taxes  and  royalties,  gross overriding  royalties or their equivalent and interests held by the Company's Nigerian
Partner.
(4)     Based  on  a  May  13,  1997  reserve  report  prepared  by  Gilbert Laustsen.
(5)     All  of  the  Proved  Reserves of the Company are situated in the Niger Delta.
These reserves were disposed of in June 1998.  See "Business - History and Development
of  the  Business  -  Restructuring  of  Operation  and  Financial  Affairs".

CAPITAL  EXPENDITURES

     The following table is a summary of the capital expenditures made by the Company on acquisition, exploration, drilling and production activities on its oil and gas properties for the fiscal periods indicated. In all cases, the total capital expenditures on the Company's oil and gas properties includes a provision for decline in property values. For the twelve months ended December 31, 1997, a total of $110.9 million was spent on the Company's oil and gas properties compared to capital expenditures of $15.2 million for the twelve months ended December 31, 1998.

                                                    TWELVE MONTHS ENDED
                                              --------------------------------
                                               DEC. 31    DEC. 31     DEC. 31      TOTAL TO
                                                1996        1997       1998     DEC. 31 1998(1)
                                              ---------  ----------  ---------  ---------------
                                                                                         ($000)

NIGER DELTA CONCESSIONS
   Land and Data Acquisitions                 $      -   $   1,200          -           10,211
   Exploration, Drilling and Seismic            11,128      61,497     13,222          132,068
   Production Facilities                        93,670       2,862          -          102,177
   Administration and Capitalized Interest       1,896           -          -            9,461
   Acquisition of Royalty Interest                   -      13,536          -           13,536
   Acquisition by Plan of Arrangement                -           -          -           28,038
   Depreciation, Depletion and Amortization          -     (28,159)    (4,244)         (32,452)
   Provision for Decline in Property Values          -    (206,019)         -         (206,019)
   Disposition of Niger Delta Concessions(2)         -           -    (57,020)         (57,020)
                                              ---------  ----------  ---------  ---------------

   TOTAL NIGER DELTA                           106,694    (155,083)   (48,042)               -
                                              ---------  ----------  ---------  ---------------

BENIN BASIN CONCESSIONS

   Land and Data Acquisitions                      600       1,525      2,000            9,125
   Exploration, Drilling and Seismic            52,136      24,311          -           78,469
   Administration and Capitalized Interest         687           -          2            2,782
   Acquisition of Royalty Interest                   -       6,036          -            6,036
   Provision for Decline in Property Values          -      (3,981)         -           (3,981)
                                              ---------  ----------  ---------  ---------------

   TOTAL BENIN BASIN                            53,423      27,891      2,002           92,431
                                              ---------  ----------  ---------  ---------------

   TOTAL BENIN BASIN/NIGER DELTA              $160,117   $(127,192)  $(46,040)          92,431
                                              =========  ==========  =========  ===============

-------------------------------
(1)     The  total includes all expenditures since the Company initiated oil and gas operations in  Nigeria  and  Benin.
(2)     See  "Business  - History and Development of the Business - Restructuring of Operations
and  Financial  Affairs".

OIL  AND  GAS  DRILLING  ACTIVITIES

     All of the Company's drilling activities have been in Nigeria. No wells have been drilled to date by the Company in the Republic of Benin. The table that follows sets out the gross and net number of productive and dry wells drilled and completed in the periods indicated.

                                   FOR THE 12          FOR THE 12       FOR THE 12 MONTHS
                                  MONTHS ENDED        MONTHS ENDED           ENDED            CUMULATIVE TO
                                DEC. 31, 1996(1)    DEC. 31, 1997(1)    DEC. 31, 1998(1)      DEC. 31, 1998
                               ------------------  ------------------  ------------------  ------------------
                                GROSS      NET      GROSS      NET      GROSS      NET      GROSS      NET
LOCATION OF WELLS              WELLS(2)  WELLS(3)  WELLS(2)  WELLS(3)  WELLS(2)  WELLS(3)  WELLS(2)  WELLS(3)
-----------------------------  --------  --------  --------  --------  --------  --------  --------  --------

NIGER DELTA CONCESSIONS:
Productive Oil and
Condensate                            -         -       3.0       1.4       2.0       1.0      10.0      4.78

Dry and Abandoned                     -         -         -         -         -         -         -         -
                               --------  --------  --------  --------  --------  --------  --------  --------

Total Drilled Wells                   -         -       3.0       1.4       2.0       1.0      10.0      4.78
                               --------  --------  --------  --------  --------  --------  --------  --------


BENIN BASIN CONCESSIONS:
Productive Oil and Condensate
                                    1.0       0.5       1.0       0.5         -         -       2.0       1.0

Dry and Abandoned                     -         -         -         -         -         -       1.0      0.51
                               --------  --------  --------  --------  --------  --------  --------  --------

Total Drilled Wells                 1.0       0.5       1.0       0.5         -         -       3.0      1.51
                               --------  --------  --------  --------  --------  --------  --------  --------


TOTAL DRILLED WELLS                 1.0       0.5       4.0       1.9       2.0       1.0      13.0      6.29
                               ========  ========  ========  ========  ========  ========  ========  ========

-----------------------------
(1)     "Reflect  wells  completed  in  the  periods  indicated.
(2)     Gross  Wells"  are  the  total  number  of  wells in which the Company  has a Participating Interest.
(3)     "Net  Wells"  are  the  aggregate of the percentage of Revenue Interest of the Company in each of the
Gross Wells.  In all cases, the Revenue Interest shown is before payout.  The Revenue Interest of the Company declines  after payout.  See "-The Niger Delta - Cost Obligations and Revenue Interests" and "- Benin Basin -
Cost  Obligations  and  Revenue  Interests".

AREA  HOLDINGS

     As at December 31, 1998, following the disposition of its Participating Interest in the shallow zones of Ima Field, the Company's crude oil, natural gas and natural gas liquids holdings consisted of approximately 148,000 gross acres and 14,800 net acres in the Niger Delta and approximately 3.5 million gross acres and 2.1 million net acres in the Benin Basin. Pursuant to the disposition of its Participating Interest in the Niger Delta in June 1998, the Company no longer holds proved or unproved acreage in the Niger Delta. Rather, the Company's net acreage position is restricted to 10% Participating Interest in the Deep Ima Prospect in respect of which there is currently no proved or probable reserves.

     The  following  table  summarized the Company's land holdings as of December 31, 1998.

       CONCESSION          ACQUIRED   PARTNER  PROVED ACREAGE(1)(2)   UNPROVED ACREAGE(1)(3)
------------------------  ----------  -------  --------------------  ------------------------
                                                GROSS       NET         GROSS         NET
                                               ACRES(4)   ACRES(5)    ACRES(4)     ACRES(5)
                                               --------  ----------  ----------  ------------

NIGER DELTA
Block OML 112 (6)         Aug. 1993   Amni            -           -     134,100     13,410(7)
Block OPL 237 (6)         Dec. 1994   Amni            -           -      14,335      1,433(7)
                          ----------  -------  --------  ----------  ----------  ------------
      Total Niger Delta                               -           -     148,435       14,843
                          ----------  -------  --------  ----------  ----------  ------------


BENIN BASIN
Block OML 113             June 1993   YFP             -           -     410,000      215,250
Block OPL 310             Dec. 1996   Optimum         -           -     490,000      237,650
Block 1                   Sept. 1997        -         -           -     720,000    434,700(8)
Block 4                   Sept. 1997        -         -           -   1,900,000  1,246,800(8)
                          ----------  -------  --------  ----------  ----------  ------------
     Total Benin Basin                                -           -   3,520,000    2,134,400
                          ----------  -------  --------  ----------  ----------  ------------


TOTAL AREA HOLDINGS                                   -           -   3,668,435    2,149,243
                          ==========  =======  ========  ==========  ==========  ============

------------------------
(1)     As  at  December  31,  1998
(2)     "Proved  Acreage"  means  the  acreage  to  which  the  Company has assigned Proved
Reserves  at  December  31,  1998.
(3)      "Unproved  acreage"  refers  to  the  acreage to which the Company has assigned no
Proved  Reserves.
(4)     "Gross  Acres" means all acreage in which the Company has a Participating Interest.
(5)     "Net  Acres" means Gross Acres after deducting interests of all other participants.
In  each  case,  the Net Acres is shown before Payout.  The Net Acres position will decline after Payout is achieved.  See "- Niger Delta - Cost Obligations and Revenue Interests" and
"-  Benin  Basin  -  Cost  Obligations  and  Revenue  Interests".
(6)     The  Company  released  its  Participating Interest in the shallow zones of the Ima
Field  located on this concession block in June 1998.  Acreage references are restricted to the  Deep  Ima  Prospect  only.
(7)     Reflects  interest  in  the  Deep  Ima  Prospect  only.
(8)     Net Acres calculated based upon Cost Oil Recovery attributable to the Company after giving  effect  to  a 12.5% crude oil production tax payable on gross production.  Does not account  for an additional sliding scale royalty that becomes payable by the Company to the
Benin  government  based  upon  average  daily  production  rate.

OPERATIONS  AND  PRESENT  ACTIVITIES

     Historically, operations in Nigeria have been conducted jointly by the Company, as technical partner and the applicable Nigerian Partner, as named operator. In the Niger Delta, the Company is no longer the technical partner on blocks OML 112 or OPL 237. In the Benin Basin, the Company continues to be the technical partner for Concession Block OML 113 and OPL 310. The Company is also the operator of Block 1 and Block 4 in Benin. The Company is currently evaluating the sale/farmout of part or all of its Participating Interests in these concessions. The role of the Company as operator is dependant upon the outcome of future farm-out arrangements.

     Due to the restructuring of its affairs in June 1998, the Company is not currently conducting drilling activities nor does it currently own production or refining facilities. The ability of the Company to drill or participate in future wells or to secure or construct a suitable production or refining facility to produce any discoveries is dependant upon the Company securing sufficient financial resources or a suitable industry partner. There is no assurance that the Company will be able to attract new equity, debt, joint venture partners, buyers, merger partners or a combination thereof in order to remain viable and continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Liquidity".

PRODUCTION  FACILITY

Components
----------

     On June 30, 1998, the Company conveyed its entire interest in the MOPU situated on the Ima Field to a major international service company in exchange for the extinguishment of approximately $18.8 million of debt, representing all of the debt due from the Company to the international service company. Consequently, the MOPU ceased to be a material asset of the Company at its most recently completed year end. See "Business - History and Development of the Business - Restructuring of Operations and Financial Affairs"

Financing
---------

     In order to fund a portion of the capital and installation costs for the MOPU and the drilling of certain wells on the Ima Field, the Company and Amni entered into a $30.0 million credit facility (the "European Bank Facility") with two European banks in August 1996. In July 1997, the Company received a Secured Loan of $35.0 million under a crude oil pre-payment agreement, the proceeds of which were used to fully repay the European Bank Facility and for exploration and development costs on the IMA Field. On June 30, 1998, the Secured Loan was restructured as part of the Company's overall financial restructuring. The restructuring of the Secured Loan by the Secured Lender enabled the Company to defer quarterly interest payments until December 31, 1998 and to extend the maturity of approximately $20.1 million of the loan until June 30, 1999, with the remainder of $10.6 million due on December 31, 1999. The terms of its agreement with the major international service company, provided that if a future sale price of the MOPU is above a pre-determined threshold, a portion of the proceeds of sale will be applied to reduce the Company's obligations under its existing Secured Loan.

     Subsequent to December 31, 1998, the Company received confirmation from the Secured Lender that the interest payment due December 31, 1998 had been capitalized and that the first payment was amended to March 31, 1999. The Secured Lender has since advised the Company that, notwithstanding its written extension, payment of the first interest instalment was due on December 31, 1998. The Company has not yet made this interest payment and is currently negotiating with its Secured Lender regarding further relief from this and other near-term cash interest payments. There is no assurance that such negotiations will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Financing Risks".

     The Company has granted security to the Secured Lender in respect of its repayment obligations under the Secured Loan. Included as security to the Secured Lender are (1) a pledge of all of the common shares of those subsidiaries that hold Participating Interests in the Company's Niger Delta and Benin Basin Concessions; (2) a series of debentures granting a security interest against the Company's Participating Interest in its Niger Delta and Benin Basin Concessions; and (3) a guarantee of Abacan for all outstanding amounts under the Secured Loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Financing Risks".

MARKETING  AND  SALE  OF  PETROLEUM

     Prior to the relinquishment of its Participating Interest in the Ima Field, the Company sold its crude oil production to a major international oil marketing company pursuant to the terms of a Crude Oil Sale Agreement dated August 29, 1996. The Crude Oil Sale Agreement was terminated in June 1998 concurrent with the restructuring of the Company's oil and gas operations and financial affairs. Consequently, the Company has no existing crude oil delivery commitments.

INSURANCE,  OPERATING  HAZARDS  AND  UNINSURED  RISKS

     Prior to the restructuring of its oil and gas operations and as protection against operating hazards, the Company maintained insurance coverage against some, but not all, potential losses. Following the disposition of its Participating Interest in the Ima Field the Company cancelled all policies of insurance that related to its involvement as an operator and producer of oil and condensate. The Company anticipates that it will obtain future insurance coverage, as is prudent for the Company, based upon the nature and extent of the exploration and development activities being conducted by the Company. Losses could, however, occur for uninsurable or uninsured risks or in amounts in excess of any existing or future insurance coverage. The occurrence of an event that is not fully covered by insurance or that is uninsured could have a material and adverse impact on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Oil and Gas Exploration, Development and Production".

ITEM  3.     LEGAL  PROCEEDINGS

     As at December 31, 1998, the Company is not involved in any lawsuits where the claim for damages for any such lawsuit exceeds 10% of the value of the Company's current assets except as indicated below:

1.     Weatherford  Enterra  U.S.  L.P.  v.  Abacan Resource Corporation et. al.
       -------------------------------------------------------------------------

Action commenced by Weathorford Enterra U.S. L.P. (the "Plaintiff") in 1998 in the 61st Judicial District Court, Harris County, Texas against Abacan and four of its affiliates alleging breach of contract and unjust enrichment. Amni International Development Company Limited ("amni") and a subsidiary of Abacan were parties to a Joint Venture Agreement relating to oil exploration and development of Nigerian Concession Blocks OPL 237 and OML 112 (the "Joint Venture"). The Plaintiff's claims arose out of transactions with respect to the Joint Venture. The Plaintiff seeks an unspecified amount of actual damages, plus interest, costs and legal fees. Abacan has denied the Plaintiff's claim. Abacan is also indemnified by Amni for any of the Plaintiff's claims. Amni and the Plaintiff have signed a settlement agreement however, the Company is not aware if the settlement terms have been performed by Amni. On January 19, 1999, the Plaintiff filed a non-suit of the case, without prejudice.

2.     Global  Marine  International  Services  Corporation  v. Abacan Technical
       -------------------------------------------------------------------------
Services  Ltd.
--------------

Action commenced by Global Marine International Services Corporation (the "Plaintiff") in the 125th Judicial District Court, Harris County, Texas against Abacan Technical Services Ltd. ("Abacan Technical"), a subsidiary of the Company on March 25, 1998 alleging breach of contract arising out of the provision of services to Abacan Technical. The Plaintiff seeks damages of $1,963,148.80 plus interest, costs and legal fees. Abacan Technical has denied the Plaintiff's claims.

Abacan Technical has filed an interlocutory appeal of the trial court's order denying its special appearance, which disputes that Texas has jurisdiction of the Plaintiff's claims. That appeal is pending. In late December 1998, the trial court granted the Plaintiff's Motion for Partial Summary Judgement for the full amount of its claim, excluding legal fees, plus interest. However, the order is subject to appeal. Pending the appeal, the Plaintiff is precluded from finalizing proceedings in the trial court or undertaking any collection efforts. The date of the hearing of the appeal or its disposition is uncertain at this time.

3.     SBM  Offshore  Contractors  v.  Amni  International Petroleum Development
       -------------------------------------------------------------------------
Company  Limited, Liberty Technical Services Ltd. and Abacan Resources (Nigeria)
--------------------------------------------------------------------------------
Ltd.
----

SBM Offshore Contractors (the "Plaintiff") has commenced action against Amni, Liberty Technical Services Ltd. ("Liberty") and Abacan Resources (Nigeria) Ltd. ("Abacan Nigeria") in a suit filed in the United Kingdom. Liberty and Abacan Nigeria are subsidiaries of Abacan. The Plaintiff claims the that the Defendants owe it approximately $1.8 million for alleged past due invoices. The defendants have denied the claims. Amni has indemnified the Company for any of the Plaintiff's claims. Amni has received authorization to conduct the action on behalf of all of the defendants.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  STOCK  AND  RELATED
             STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The Common Shares of Abacan Resource Corporation commenced trading on The Toronto Stock Exchange (the "TSE") on June 14, 1995 under the trading symbol "ABC", and on the Nasdaq National Market ("NASDAQ") on December 4, 1995 under the trading symbol ABACF. The following table sets forth the high and low closing sale prices of Abacan's Common Shares as reported by the TSE (in Canadian dollars) and by NASDAQ (in U.S. dollars) for the periods indicated.

                        NASDAQ                 TSE
                ------------------------  --------------
                        (US $)             (Canadian $)
                  High          Low        High    Low
                ---------  -------------  ------  ------
1997
First Quarter   $ 11.7500  $      7.8125  $15.65  $10.75
Second Quarter     9.0000         1.8125   12.45    2.50
Third Quarter      4.0000         2.4375    5.50    3.35
Fourth Quarter     3.5156         1.5625    4.85    1.38

1998
First Quarter      2.6250         1.4062    3.64    1.75
Second Quarter     1.6250         0.3438    2.25    0.52
Third Quarter      0.9375         0.2188    1.38    0.34
Fourth Quarter     0.5625         0.1562    0.88    0.27

1999
January            0.4375         0.2188    0.67    0.36
February           0.2812         0.1562    0.40    0.23
March 1-20         0.2500         0.1562    0.38    0.25

     The Company has received notice from The Nasdaq Stock Market Inc. ("Nasdaq") that its common shares are not in compliance with the $1.00 minimum bid price requirement for ongoing listing on the Nasdaq National Market System. In order to endeavor to achieve compliance, the Company's shareholders will be asked to consider and approve at a Shareholders Meeting scheduled for March 29, 1999, a resolution authorizing the directors, in their discretion, to give effect to a reverse stock split of the Company's common stock. In the event the Company's common stock does not satisfy the $1.00 minimum bid price requirement (which is the only requirement it does not currently comply with) by April 7, 1999, the Company's common shares will be de-listed from Nasdaq's National Market System. The Company must also meet all other Nasdaq requirements on an on-going basis. The Company's common shares are not currently eligible for listing on the Nasdaq Smallcap Market.

     There is no assurance that shareholders' approval will be obtained for a reverse-stock split or if obtained, that the directors will proceed with a reverse stock split. There is no assurance that if a reverse stock split is completed that the minimum bid price will rise above or be sustained above the $1.00 minimum bid requirement or that the Company's common stock will not be delisted for some other reason. A delisting of the Company's common stock from the Nasdaq National Market System will be materially adverse to the liquidity of the Company's common stock.

     The Company has received notification from The Toronto Stock Exchange that it does not currently meet the TSE's requirements for a reverse stock split. Consequently, if the Company elects to proceed with the reverse stock split without meeting the applicable TSE requirements, its common shares will be delisted from the TSE immediately prior to the completion of the reverse stock split. A delisting of the Company's common shares from the TSE may be materially adverse to the liquidity of the Company's shareholders, particularly shareholders who reside in Canada. If the Company's common shares are delisted from the TSE, Canadian residents would have to trade their shares on the Nasdaq National Market System (provided the Company meets all Nasdaq continued listing requirements referenced above). Quotations on the Nasdaq National Market System are in U.S. dollars. Consequently all purchases and sales of the Company's common shares would be in U.S. rather than Canadian currency. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties - Stock Market Maintenance Requirements".

HOLDERS

     As of December 31, 1998, there were approximately 1997 record holders of the Abacan's Common Stock.

DIVIDENDS

     Abacan has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on the Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. In addition, the Company may not pay any dividends on common equity unless and until all dividend rights on outstanding preferred stock, if any, have been satisfied. The only other restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law or by certain credit agreements.

SALE  OF  NON-REGISTERED  SECURITIES

     In connection with the restructuring of the Company's Secured Loan in June 1998, the Company agreed to issue options to acquire 600,000 common shares to the Secured Lender. The exercise price of the options is Cdn $0.91 per common share expiring June 30, 2000. The common shares issuable upon exercise of the options were exempt from registration requirements of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the Company's audited consolidated financial statements, including related notes, for the years ended December 31, 1997 and 1998 and its other public filings. References herein to the Company include Abacan Resource Corporation and its subsidiaries.

OVERVIEW  OF  1998

     The Company underwent several changes during 1998 including discontinuing its uneconomic oil and gas operations, significantly reducing its liabilities and ongoing obligations, streamlining its administrative overhead expenses and focusing efforts to optimize the potential value of its Benin Basin oil and gas concessions.

SALE  OF  IMA  FIELD

     A comprehensive reservoir analysis of the Ima Field completed in the spring of 1998 suggested that the Ima Field was no longer economically producible. On June 30, 1998, the Company reached a settlement agreement with its Nigerian partner, Amni International Petroleum Development Company Limited ("Amni"), regarding the Company's interests in Nigerian Concession OML 112 (formerly OPL
469), OPL 237 and the mobile offshore production unit ("MOPU") used to produce the Ima Field. Under the agreement, the Company relinquished all rights and interests in Concession Blocks OML 112 and OPL 237, including its interest in the "shallow" zones of the Ima Field. The Company retained an interest in a deep hydrocarbon prospect (the "Deep Ima Prospect") located beneath the Ima Field. As consideration for the cancellation of the Company's rights on these blocks, Amni assumed all of the Company's Ima Field related claims and liabilities valued at approximately $47 million, extinguished approximately $20 million of claims it had against the Company and released any claims it had to the Ima Field MOPU. The shallow zones encompassed all of the Company's proved developed reserves and production.

SALE  OF  THE  MOBILE  OFFSHORE  PRODUCTION  UNIT

     Concurrent with its agreement with Amni, the Company exchanged its interest in the topside equipment on the MOPU which was being used to produce the Ima Field, to a major international service company in return for the extinguishment of all of the major service company's debt valued at approximately $18.8 million. Subject to a sale or disposition price of the MOPU being above a pre-determined threshold, a portion of the proceeds of sale will be applied to reduce the Company's obligations under its existing senior secured loan.

RESTRUCTURING  OF  SECURED  LOAN

     Concurrent with the above transactions, the Company also restructured its existing senior secured loan (the "Secured Loan"). In June 1998, at the time of the restructuring, the Company owed its senior secured lender (the "Secured Lender") approximately $30.7 million under the secured loan agreement. The restructuring enabled the Company to defer quarterly interest payments until December 31, 1998 and extend the maturity of approximately $20.1 million of the loan until June 30, 1999, with the remainder of $10.6 million due December 31, 1999. Subsequent to December 31, 1998, the Company received written confirmation from its Secured Lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The Secured Lender has since advised that notwithstanding its written extension, the first interest instalment continued to be due on December 31,1998. The Company has not yet made this interest payment and is currently negotiating with its Secured Lender regarding further relief from this payment and from other near-term cash interest payments. There is no assurance that such negotiations will be successful and that the Company will be able to successfully defer its principal and interest payment obligations until a future date. Failure of the Company to pay the principal and interest amounts to its Secured Lender when due constitutes an event of default which could result in a loss of part or all of the Company's assets and render it insolvent.

NEW  INITIATIVES

     Since the sale of the Ima Field, the Company has turned its attention towards its significant Benin Basin acreage. The Company is focusing on two initiatives: (1) the Benin Power Project, which is expected to be supplied fuel from the Company's Block OML 113 and Benin Block 1 gas reserves; and (2) the exploration of its sizeable Benin Basin Concessions (Block OML 113 and Block OPL 310 in Nigeria and Block 4, offshore Benin).

Benin  Power  Project
---------------------

     On May 27, 1998, the Company entered into a Letter of Intent ("LOI") with a subsidiary of a major international natural gas and electrical power generating company and the Government of Benin for the development of an electrical power plant to be located in Cotonou, Benin. Under the terms of the LOI, the required natural gas feedstock for the project is expected to come from the Company's Aje Field natural gas resources identified on Nigerian Block OML 113 and from Block 1 in Benin. Negotiations are continuing towards the signing of a definitive Power Purchase Agreement.

Exploration  of  Additional  Benin  Basin  Acreage
--------------------------------------------------

     The Company continues to hold a significant position in the Benin Basin. However, it does not currently have the financial resources necessary to explore and develop its prospects and therefore will be reliant on third-party funding sources to provide the necessary capital to do so. The Company continues to explore various options with respect to securing a partner. Types of relationships that are currently being contemplated are joint venture transactions, farm-outs, sales of interests or a merger. The Company is actively marketing the farm-out, sale or other disposition of its concessions to industry participants.

LIQUIDITY,  OPERATING  AND  CAPITAL  REQUIREMENTS  AND  FUNDING  ALTERNATIVES

     The Company has a serious liquidity problem that casts doubt upon the ability of the Company to continue operations in the foreseeable future. As of December 31, 1998, the Company had cash on hand of approximately $3.3 million, current debt of approximately $30.7 million, accounts payable of approximately $9.7 million and royalties payable of approximately $5.4 million. The decrease in the Company's long term debt and working capital deficiency from December 31, 1997 to December 31, 1998 is due principally to the Ima Field restructuring described above. As a consequence of the sale of its producing properties in June 1998, the Company does not currently have revenues or cash flow. The Company does not anticipate generating revenues or cash flow until the completion of the Benin Basin electrical generation project or the sale or farm-out of part or all of its existing properties. The Company has limited cash reserves and, despite a significant reduction in operational costs, is continuing to incur general, administrative and other related expenses. Based upon current expenditure levels, the cash reserves of the Company will not be sufficient to sustain the operations of the Company at current levels. That being the case, the Company's ability to continue as a going concern is dependent on the following:

1. The development of the natural gas resources in Benin Basin Concession Blocks OML 113 and OPL 310 including the development of a commercial market for the natural gas produced in this area;

2. Obtaining financing in the form of equity, debt or a combination thereof in order to continue the development of the natural gas resources in the above referenced concession blocks;

3. Negotiating a joint venture for the continued exploration and development of the West African acreage position;

4. Continuing to finance general and administrative expenses from existing cash or financing in the form of equity, debt or combination thereof until such time as the above negotiations and financing are complete;

5. Negotiations with certain suppliers to settle current liabilities and forbearance of the Company's secured and unsecured creditors;

     The Company has received an indication from a major shareholder that, subject to the fulfillment of certain conditions, additional funding may be available to the Company. However, there is no assurance any such funding, joint venture transactions or asset sales will be available to the Company.

SENIOR  SECURED  LOAN

     A Secured Loan was initially advanced to the Company in August 1997 pursuant to a Crude Oil Prepayment Agreement between the Company and a major international oil marketing company. The proceeds of the Secured Loan were used at that time to repay outstanding project financing incurred by the Company in constructing the MOPU located on the Ima Field and for Ima Field exploration and development costs. The $30.7 million Secured Loan was restructured on June 30, 1998. As restructured, repayment of $20.1 million was deferred until June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the Secured Lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The Secured Lender has since advised that notwithstanding its written extension, the first interest instalment continued to be due on December 31,1998. The Company has not yet made this interest payment and is currently negotiating with the Secured Lender regarding relief from this payment and from other near-term cash interest payments.

ACCOUNTS  PAYABLE

     As at December 31, 1998, the Company had approximately $9.7 million in unsecured trade debt primarily related to its Aje Field exploration activities. Two creditors hold approximately $8.0 million of this debt, with the remainder held by numerous other entities. The Company continues to work to reach settlement arrangements with its creditors. In addition to the trade creditors, the Company continues to have a contingent liability with respect to the debts assumed by Amni under the Ima Field restructuring. In consideration of the sale of the Ima Field, Amni agreed to assume all of the Company's trade payables specifically related to the development of the field and has indemnified the Company in respect of such obligations. The Company understands that Amni has settled a majority of the claims of the large creditors. However, there can be no assurance that the remaining creditors will not seek redress from the Company should Amni be unable to pay or otherwise settle their claims. Until the Benin Basin initiatives begin to generate cash flow to the Company, the Company anticipates it will not be in a position to settle any remaining creditor's claims.

ROYALTIES  PAYABLE

     As at December 31, 1998, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. AIRMI is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Mr. Folawiyo is also an executive officer of YFP. Until such time as the Company generates cash flow, it will be unable to make cash settlements of its outstanding royalty obligations.

FUTURE  WORK  COMMITMENTS

     The Company has fulfilled its minimum work obligations in respect of Nigerian Block OML 113. However, significant additional expenditures will have to be incurred in order to produce the resources contained in the Aje Field and elsewhere in OML 113 and to establish a market for such resources. Most notably, the Company will have to secure a suitable offshore production facility as well as construct a pipeline to an electrical generation project to be located on-shore Benin. An electrical generation project, which is not yet constructed, will have to be completed and tied into the West African electricity grid in order for there to be a market for the Company's natural gas resources. The Company believes that it will require an industry partner to fund the commercial development of its resources. The Company has a commitment to YFP to pay $5 million to be paid out of net cash flow out of future production of Block OML 113.

     Under the terms of its Block OPL 310 joint venture agreement with its Nigerian partner, Optimum Petroleum Development Company ("Optimum"), the Company is obligated to complete a minimum work program consisting of three wells and a seismic program. The obligation of the Company to initiate expenditures towards the minimum work program commences after receipt of applicable government approval for the joint venture agreement between the Company and Optimum. The oil prospecting licence for OPL 310 expired in February 1997, however, the Nigerian Department of Petroleum Resources confirmed shortly after the expiry of the OPL to Optimum that the OPL remains in good standing. Subsequently, nothing has been received by the Company, or to the Company's knowledge, by Optimum, that would indicate that the Nigerian authorities do not consider OPL 310 to be valid and in good standing.

     Optimum has not yet secured an extension or renewal of the OPL or the requisite joint venture agreement approval from the Nigerian Ministry of Petroleum Resources. Despite this, Optimum has advised the Company that it wishes the Company to proceed on the minimum work program in advance of the required extension or renewal and receipt of requisite government approval to the joint venture agreement.

     In the Republic of Benin, the work commitments of the Company are set out in separate Production Sharing Contracts for Block 1 and Block 4. In the case of Block 1, the minimum work requirements include the drilling of one well and the completion of a seismic program by the end of February 1999. The requisite work commitment was not satisfied by this deadline. The Company is currently negotiating an extension with the Benin Ministry and risks the loss of its interest in Block 1 should an extension not be secured. In the case of Block 4, the minimum work requirements include the drilling of one well and completion of a seismic program by February 2002. The Company believes that it will require an industry partner to fund the requisite work commitments of Block 4 and Block 1.

CAPITALIZED  COSTS  OF  PETROLEUM  AND  NATURAL  GAS  PROPERTIES  AND  EQUIPMENT

     Through to December 31, 1998 the Company had expended a total of approximately $392 million on the acquisition, exploration and development of its concession blocks, including approximately $296 million in the Niger Delta and $96 million in the Benin Basin. This compares to the total expenditures of $376 million as at December 31, 1997. The capital spending in 1998 totaling approximately $15 million included the acquisition of additional concession interests in the Benin Basin at a cost of $2.0 million and the drilling, testing and placing on production of the Ima #9 and Ima #10 wells at a cost of approximately $13 million.

     In 1997, the Company recorded a provision for the decline in value of the Niger Delta properties of approximately $206 million. With the 1998 sale of Blocks OML 112 and OPL 237, the Company disposed of its remaining interest in the Niger Delta properties and equipment, including the hydrocarbon reserves and related production equipment. This disposition resulted in a reduction of the petroleum and natural gas property costs by approximately $57 million.

OIL  AND  GAS  RESERVES

     With the sale of its interest in OPL 237 and OML 112, the Company sold all of its proved producing and developed hydrocarbon reserves. The Company conducted a 2-D seismic program on Nigerian Blocks OML 113 and OPL 310 in 1994 and 1996. Following the evaluation or the data from this program, the Company drilled two wells on Block OML 113 that tested cumulative flow rates of 5,500 and 8,800 barrels per day of oil and condensate, with associated natural gas. Based on the results of the Company's first two wells, the Company believes that, in addition to oil and condensate, the Benin Basin has significant natural gas. Based on these results, the Company also believes there is sufficient natural gas resources in the Aje Field to supply the electrical generation power project in Benin.

RESULTS  OF  OPERATIONS

     The Company discontinued its hydrocarbon production operations due to the sale of the Ima Field in June 1998. The tables below illustrate the significant components of its 1997 and 1998 production operations up until the point of sale.

Production  and  Sales
----------------------

     The Company recognized petroleum revenues for its oil and condensate at the time of production at the then prevailing market rate for the Company's oil and condensate. The Company produced oil and condensate and stored its production in a floating storage tanker ("FSO") until sufficient quantities were inventoried for transfer to a crude tanker. Any difference between the value of crude oil and condensate recorded at production and the amount actually realized from the sale was recorded by the Company as income in the period of realization.

     The following table sets forth the average daily gross and net production levels (in barrels) for the periods indicated.

                Gross              Net
              Production      Production(1)
           ----------------  ----------------
            1997     1998     1997     1998
           -------  -------  -------  -------
January    10, 141  18, 207   5, 578  10, 014
February   12, 842  15, 358   7, 068   8, 447
March       16,880  14, 262   9, 284   7, 844
April      23, 995  14, 799  13, 197   8, 139
May        21, 483  13, 202  11, 816   7, 261
June       18, 447  11, 963  10, 146   6, 580
July       12, 668  N/A       6, 967  N/A
August     18, 896  N/A      10, 393  N/A
September  20, 079  N/A      11, 043  N/A
October    16, 782  N/A       9, 230  N/A
November   20, 664  N/A      11, 365  N/A
December    9, 376  N/A       5, 157  N/A

----------------
(1)  Net figures reflect the Company's pre-payout participation before royalties

     The following table sets forth information pertaining to the quarterly production and liftings on a gross and net basis as well as quarterly revenue and operating cost information for the Company prior to the sale of the Ima Field on June 30, 1998.

                         Three Months   Three Months
                             Ended          Ended
                           March 31        June 30
                         -------------  -------------
Gross Production (bbls)      1,436,583        686,461
Net Production (bbls)          790,121        377,554

Gross Sales (bbls)           1,528,753        592,561
Net Sales (bbls)               840,814        325,909

Average Price            $       12.75  $       13.57
Net Revenue              $       9,986  $       4,272
Operating Costs          $       8,041  $       9,390

Operating  Costs
----------------

     The majority of the Company's operating costs relates to the operation of the MOPU and FSO located on the Ima Field. Such costs were fixed on a per diem basis. Following the sale of the Ima Field, the Company ceased to incur operating costs.

General  and  Administrative  Expenses
--------------------------------------

     General and Administrative expenses for the year ending December 31, 1998 were approximately $4.6 million versus approximately $3.9 million for the year ending December 31, 1997. Since the sale of the Ima Field in June 1998, the Company has made significant strides towards reducing its overhead expenses. The Company has closed or is in the process of closing three offices, has reduced staff levels and has out-sourced several of its administrative functions. Offsetting these changes, however, has been a significant amount of additional legal and accounting expenses incurred related to the sale of the Ima Field and the Company's ongoing restructuring process. Critical to continued existence of the Company is the continued reduction and re-alignment of general and administrative expenses to better reflect the Company's current situation and future prospects. The Company currently has no revenue or cash flow and limited cash reserves. Accordingly, the Company will require additional financing in the near term in order to sustain its current level of operations.

Interest  and  Other  Financial  Expense
----------------------------------------

     For the year ending December 31, 1998, the Company incurred approximately $3.0 million in interest and other financial expenses versus $4.3 million in 1997. These charges are primarily related to the Secured Lender both prior to and following its restructuring. The December 31, 1998 quarterly interest payment was not made. Subsequent to December 31, 1998, the Company received written confirmation from the Secured Lender that the first quarterly interest payment had been capitalized and that interest payments would commence on March 31, 1999. The Secured Lender has since advised that notwithstanding its written extension, the first interest instalment continued to be due on December 31, 1998. The Company has not yet made this interest payment and is currently negotiating with the Secured Lender regarding relief from this payment and from other near-term cash interest payments.

Depletion,  Depreciation  and  Amortization
-------------------------------------------

     For the year ended December 31, 1998, the Company incurred approximately $4.2 million in depletion, depreciation and amortization versus approximately $28.2 million in 1997. The decline in 1998 expense is primarily attributed to the 1997 write down in costs associated with the Ima Field and its sale in June 1998.

1997  Provision  for Decline in Value of Petroleum Properties in the Niger Delta
--------------------------------------------------------------------------------

     As a result of the application of the ceiling test and other considerations related to the Company's intention to sell its production assets, the Company recorded a provision for decline in the value of its Niger Delta petroleum properties in 1997 of approximately $206 million. Application of this write-down resulted in a remaining Niger Delta petroleum cost balance of approximately $47 million at December 31, 1997.

1998  Gain  on  Sale  of  Assets
--------------------------------

     At the time of the sale of the Ima Field and the related production facility transaction with a major international service company, the Niger Delta petroleum properties remaining cost balance was approximately $57 million. As a result of the above transactions, approximately $86 million in debt and other liabilities were either extinguished or assumed by other entities. This resulted in the Company realizing a book gain on the sale of assets of approximately $29 million. Though these transactions resulted in a significant book gain for the Company, no cash was received by the Company as a result of any of the transactions.

OUTLOOK

     The continuing corporate financial restructure is a critical priority and the Company is exploring opportunities to raise additional capital, reduce the level of total liabilities and reduce overhead costs. In addition, the Company is exploring various options that allow for external funding for further development of its remaining Benin Basin concession blocks, including a farm-out, sale of interests or merger. Should the Company be unable to raise additional capital, either directly or through a combination of a sale or farm-out of assets, or a business combination, it will be required to cease operations.

YEAR  2000  ISSUE

     The Year 2000 problem arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (ie. December 31, 1999 would appear as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise. To prevent this from occurring, information systems need to be updated to ensure they recognize the Year 2000.

     The Company began its Year 2000 strategy by compiling a list of all computerized equipment and making a determination of how, if at all, the software will be affected by the Year 2000 problem. All of the Company's hardware and software were recently acquired and are Year 2000 compliant. All of the data related to the Company's royalty fees, consulting fees, and other payment obligations related to its properties are stored on its computer systems. The Company has and will continue to back up all of its financial and business records, property data and engineering data to ensure that no loss of information will occur in the event that its systems are affected by Year 2000 problems.

     The Company also requested all of its principal consultants, engineers, advisors and joint venture partners to conduct similar reviews of their computerized equipment, software and operating systems to determine the risk, if any, that the Year 2000 problem poses to the Company. The Company has no knowledge of any material risks that will result from the Year 2000 problem and does not believe its business will be impacted as a result of Year 2000 problems related to such third parties.

     The Company does not anticipate it will commence drilling or other exploration activities that will be affected by the Year 2000 problem. The Company intends to engage only established contractors, consultants, engineers and advisors for work related to its properties and intends to source its exploration and development equipment and information systems from established vendors who have designed Year 2000 compliant systems. The Company also intends to locate alternative sources for exploration and development equipment and information systems in the event it primary suppliers cannot meet the requirements of the Company in a timely manner.

     In the event the Year 2000 problem affects the exploration and development equipment and operating systems of the Company's third party consultants, engineers, advisors and joint venture partners, the cost of exploration and development of the Company's properties may increase and the Company's business and results of operations may be adversely affected. There can be no assurance that the Year 2000 problem will not cause delay in the exploration and development of the Company's properties or that the Company will be able to resolve a Year 2000 problem on acceptable terms. Any delay in exploration and development of the Company's properties will have a material adverse effect on the Company's business and results of operations.

     The Company intends to monitor the Year 2000 problem as it relates to the oil and gas industry and the Company's properties and to implement contingency plans as required. Management does not anticipate incurring significant costs in this regard.

SUBSEQUENT  EVENTS

Announcement  of  Listing  Status
---------------------------------

     On January 26, 1999, Abacan announced that it had been advised by NASDAQ that the trading prices for Abacan's Common Stock was below the $1.00 per share minimum established by the NASDAQ National Market for continued listing on that market. Subject to a further extension, unless the minimum trading price is met (during a ten day period) beginning March 22, 1999, Abacan's Common Stock will be delisted from the NASDAQ National Market. Abacan expects to meet this requirement by implementing a reverse stock split that will be submitted to its shareholders at Abacan's Annual Meeting of Shareholders. Any reverse stock split will also be subject to approval of the Toronto Stock Exchange. Abacan has been advised that it does not meet the applicable requirements for stock consolidation approval by The Toronto Stock Exchange. If the requirements are not met and Abacan proceeds with the reverse stock split, its shares will be delisted from The Toronto Stock Exchange.

Insurance  claim  on  Ima  #9  /  Major  Creditor  Settlements
--------------------------------------------------------------

     During February 1999, settlement agreements were reached with a majority of the large creditor claims assumed by Amni in the Ima Field restructuring. The proceeds used to settle these claims were derived by a lump sum cash payment Amni and the Company negotiated with respect to the Ima #9 well underground blowout claim.

RISKS  AND  UNCERTAINTIES

Liquidity
---------

     The Company has a serious liquidity problem that casts doubt upon the ability of the Company to continue operations in the foreseeable future. As of December 31, 1998, the Company had cash on hand of approximately $3.3 million, current debt of approximately $30.7 million, accounts payable of approximately $9.7 million and royalties payable of approximately $5.4 million. The decrease in the Company's long term debt and working capital deficiency from December 31, 1997 to December 31, 1998 is due principally to the Ima Field restructuring described above.

     As a consequence of the disposition of its Participating Interest in Blocks OML 112 and OPL 237 in June 1998, the Company does not currently have any revenues or cash flow. The Company does not anticipate generating revenues or cash flow until the completion of the Benin Basin electrical generation project or the sale or farm-out of part or all of its existing properties. The Company has limited cash reserves and, despite a significant reduction in operational costs, is continuing to incur general, administrative and other related expenses. The Company's ability to continue as a going concern is dependent on the following:

1. The development of the natural gas resources in Benin Basin Concession Blocks OML 113 and OPL 310 including the development of a commercial market for the natural gas produced in this area;

2. Obtaining financing in the form of equity, debt or a combination thereof in order to continue the development of the natural gas resources in the above referenced concession blocks;

3. Negotiating a joint venture for the continued exploration and development of the West African acreage position;

4. Continuing to finance general and administrative expenses from existing cash or financing in the form of equity, debt or combination thereof until such time as the above negotiations and financing are complete;

5. Negotiations with certain suppliers to settle current liabilities and forbearance of the Company's secured and unsecured creditors;

     There is no assurance that the Company will be able to achieve part of all of the elements required to continue operations prior to fully exhausting its current cash reserves. Should the Company not be able to secure new sources of funding in the very near term, it will be required to wind up its affairs and cease operations.

     The Company will not be able to meet its payment obligations under the Secured Loan or the contractual commitments on its existing properties without additional capital. There is no assurance that additional capital will be available or, if it is available, that the Company would not have to sell all or substantially all of its properties or assets to access such capital. Should the Company be unable to access additional capital through capital markets or otherwise, or should the Company be unable to further restructure its existing secured loan and extend the time pursuant to which it must commence operations in its existing properties, the Company may lose all of its Participating Interests in some or all of its remaining properties which would be materially adverse to the financial condition of the Company.

Stock  Market  Maintenance  Requirements
----------------------------------------

     The Company has received notice from The Nasdaq Stock Market Inc. ("Nasdaq") that its common shares are not in compliance with the $1.00 minimum bid price requirement for ongoing listing on the Nasdaq National Market System. In order to endeavor to achieve compliance, the Company's shareholders will be asked to consider and approve at a Shareholders Meeting scheduled for March 29, 1999, a resolution authorizing the directors, in their discretion, to give effect to a reverse stock split of the Company's common stock. In the event the Company's common stock does not satisfy the $1.00 minimum bid price requirement (which is the only requirement it does not currently comply with) by April 7, 1999, the Company's common shares will be de-listed from Nasdaq's National Market System. The Company must also meet all other Nasdaq requirements on an on-going basis. The Company's common shares are not currently eligible for listing on the Nasdaq Smallcap Market.

     There is no assurance that shareholders' approval will be obtained for a reverse-stock split or if obtained, that the directors will proceed with a reverse stock split. There is no assurance that if a reverse stock split is completed that the minimum bid price will rise above or be sustained above the $1.00 minimum bid requirement or that the Company's common stock will not be delisted for some other reason. A delisting of the Company's common stock from the Nasdaq National Market System will be materially adverse to the liquidity of the Company's common stock.

     The Company has received notification from The Toronto Stock Exchange that it does not currently meet the TSE's requirements for a reverse stock split. Consequently, if the Company elects to proceed with the reverse stock split without meeting the applicable TSE requirements, its common shares will be delisted from the TSE immediately prior to the completion of the reverse stock split. A delisting of the Company's common shares from the TSE may be materially adverse to the liquidity of the Company's shareholders, particularly shareholders who reside in Canada. If the Company's common shares are delisted from the TSE, Canadian residents would have to trade their shares on the Nasdaq National Market System (provided the Company meets all Nasdaq continued listing requirements referenced above). Quotations on the Nasdaq National Market System are in U.S. dollars. Consequently all purchases and sales of the Company's common shares would be in U.S. rather than Canadian currency.

     If the Company proceeds with the reverse stock split and thereafter fails to meet Nasdaq's continued listing requirements, it risks the loss of listing status on both of its current stock markets.

International  Operations
-------------------------

     All of the Company's operations are currently being conducted in Nigeria and Benin. International operations are subject to political, economic and other uncertainties, including, among others, risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs, taxation policies, including royalty and tax increases and retroactive tax claims, exchange controls, limits on allowable levels of production, currency fluctuations, labour disputes and other uncertainties arising out of foreign government sovereignty over the Company's international operations. Certain regions of Africa have a history of political and economic instability. Such instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in voiding pre-existing contracts and concession agreements and/or expropriation of foreign-owed assets without compensation. The Company's international operations may also be adversely affected by laws and policies of the United States and Canada affecting foreign trade, taxation and investment. Furthermore, in the event of a dispute arising from international operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in Canada.

     Nigeria is a developing third world national that has experienced periods of civil unrest and political and economic instability. In June 1998, the country experienced a significant political change with the death of Col. Sani Abacha and the appointment of Col. Abdulsalem Abubakar as President of Nigeria. Under Col. Abubakar, political and social change has been initiated. These changes included the release of a number of prominent political prisoners and the holding of democratic elections in early March 1999. As a result of the elections, Olusegan Obasanjo was elected to become the new President of the country. Mr. Obasajo's government is scheduled to assume power on May 29, 1999.

     Despite these recent events, Nigeria's membership in the British Commonwealth of Nations remains suspended. Pending the appointment of the new government, the imposition of trade sanctions continues to be under consideration by a number of western countries including Canada, the United States and the United Kingdom. The implementation of trade sanctions may be dependent, in large part, on the outcome of future democratic elections and the appointment of a democratically elected government. If trade sanctions are imposed, and if they significantly reduce the amount of oil purchased from Nigeria or impede the ability of producers in Nigeria to market their production or receive market prices for such production, such sanctions could adversely affect Nigeria's oil producers and the country's overall economy. There can be no assurance that actions taken by the international community, future political unrest or actions by companies doing business in Nigeria will not have a materially adverse effect on Nigeria and in turn, on the Company's financial condition or future results of operations. The Company has no ability to control the factors that may lead to such events.

     Benin is a developing third world nation that has experienced periods of civil unrest and political and economic instability. Future civil unrest or political and economic instability is beyond the control of the Company and may adversely affect any future operations of the Company in the country. The ability of the company to successfully operate in Benin will, in large part, be dependent upon its maintaining good relations with the Benin government and the Benin Oil Ministry. See "- Benin Regulation".

Nigerian  Regulation
--------------------

     All phases of oil exploration, development and production in Nigeria are regulated to varying degrees by the Nigerian government, either directly or through the MPR and the DPR, under the provisions of the Petroleum Decree, 1969 and under various policy statements issued by the Nigerian government and administrative practices followed by the DPR. Such government regulation includes matters relating to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental protection and rig safety. All drilling and production programs and operations undertaken or to be undertaken by the Company (including petroleum export permits) must be approved by the Nigerian government through the MPR or the DPR. If the Company is unable to obtain the requisite approvals from the DPR or the MPR for its ongoing operations, such operations could be suspended or delayed until such approvals are granted. In addition, the Company must, either directly, or through its Nigerian Partners, maintain satisfactory working relationships with the Nigerian government, the MPR and the DPR. Any suspension or delay in the Company's operations or failure to maintain satisfactory working relationships could materially and adversely affect the financial condition or results of operations of the Company.

Dependence  Upon  the  Indigenous  Program

     All of the Company's Participating Interests in Nigeria have been acquired under the Indigenous Program. The Indigenous Program is not formally written into the Petroleum Decree, 1969, or any other law of Nigeria but exists solely pursuant to an oral policy statement (the "1990 Policy") issued by the Nigerian Government in 1990. Should the Company's or its Nigerian Partners' interpretation of the 1990 Policy prove incorrect, or should the Nigerian Government change this policy, the Company and its Nigerian Partners' Participating Interests, business and future results of operations in Nigeria could be materially and adversely affected.

     The Company relies on its Nigerian Partners for compliance with all requirements of Nigerian law, the 1990 Policy and all dealings with the Nigerian Government. If either the relationship between the Company and its Nigerian Partners or that between the Company's Nigerian Partners and the Nigerian Government deteriorates for any reason or if the Company's Nigerian Partners cannot meet their obligations to the Company or the Nigerian Government for financial or other reasons, the Company's financial condition and results of operations may be adversely affected. Additionally, the Company does not control its Nigerian Partners and may be adversely affected by the detrimental activities of any of its Nigerian Partners or the principals thereof.

Uncertainty  Regarding  Nigerian  Tax  and  Royalty  Arrangements

     The Company has negotiated tax/royalty arrangements with its Nigerian Partners on each of the Niger Delta concessions and the Benin Basin concessions in Nigeria. These tax/royalty arrangements, included in the joint venture agreements between the Company and its Nigerian Partners, provide for a combined tax/royalty payment to the Nigerian Government equal to a maximum of 30% of the gross production revenues, both before and after Payout. Notwithstanding the tax/royalty arrangements contained in the joint venture agreements, the Company has subsequently learned and currently believes that the tax/royalty regime applicable to blocks awarded under the Indigenous Program are the same as applicable to the tax/royalty regime applicable generally to petroleum production in Nigeria. To date, the Company has paid royalties of 18.5% of production from its Ima Field to the Nigerian government in accordance with the existing royalty regime. The Company has not generated taxable profits and consequently, no petroleum profits taxes have been or are expected to be paid to the Nigerian Government. Should the Nigerian Government audit the operations conducted on the Ima Field and disagree with the level of royalties or taxes paid by the Company, the Company may become liable for additional payments to the Nigerian Government.

     There is no assurance that the Nigerian Government will not alter or amend the existing royalty structure or definition of taxable profits. Any future amendments of changes in the interpretation of the current fiscal regime that imposes and increased royalty or tax rate upon the Company will be materially adverse to the Company's business, financial position and future results of operations.

Assignment  of  Interests  Under  Joint  Venture  Agreements

     The 1990 Policy prohibits the assignment of an interest in a concession block without MPR approval and also prohibits the assignment to the Company of an interest in a concession that is greater than 40% of the Nigerian Partner's interest. The Company's Participating Interests in Nigerian concession blocks OML 112 and OPL 237 were, prior to the reorganization of its oil and gas operations, governed by the terms of joint venture agreements that had been approved by the MPR. As a consequence of the reorganization, a new joint venture agreement reflecting a reduced Participating Interest restricted to the Deep Ima Prospect was executed between the Company and Amni. MPR approval of the new joint venture agreement and the revised Participating Interest of the Company has not yet been obtained. Although the Company has no reason to believe that the applicable MPR approval will not be received in the normal course, there is no assurance the MPR will grant the requisite approvals. Failure to obtain MPR approval to the new joint venture agreement could bring into question the level of the Participating Interest of the Company, if any, in the Deep Ima Prospect, which in turn could have a materially adverse affect on the future results of operations of the Company.

     The joint venture agreements between the Company and YFP in respect of Block OML 113 and Optimum in respect of OPL 310, allocate to the Company an approximate 55% beneficial interest in gross revenues prior to Payout and an approximate 28% beneficial interest in gross revenues after Payout (before gross overriding royalties or their equivalent payable by the Company to others). YFP is a company substantially controlled by the father of Tunde Folawiyo, a director of the Company. Tunde Folawiyo is also an executive officer of YFP. The allocation to the Company of 55% of revenues before Payout could be an assignment that exceeds the maximum allocation of revenues permitted under the 1990 Policy, notwithstanding that the MPR has approved the allocation. As a result, the Company could have its entitlement to production revenues reduced or its interests in the concessions blocks terminated, either of which would have a materially adverse affect on the financial condition and future results of operations of the Company.

Governmental  Right  of  Participation

     Under the Petroleum Decree, 1969, the Nigerian Government is entitled, at any time, to take a Participating Interest in any concession block in Nigeria. Neither the Petroleum Decree, 1969 nor any subsequent correspondence between the MPR and any of the Company's Nigerian Partners addresses either the payment to the Company or its Nigerian Partner of a proportionate share of future costs or the reimbursement of past costs by the Nigerian Government. If the Nigerian Government exercises its right to participate in any of the Company's existing concession blocks, the Revenue Interest of the Company would be reduced and the financial position and results of operations of the Company could be materially affected. Under the terms of its joint venture agreements for the Benin Basin concessions, should the Nigerian government choose to participate, the Company does not believe its Revenue Interest would be reduced to less than a 20% post-Payout Revenue Interest, after deducting existing gross overriding and other royalty interests. While the Company is not aware of any efforts on the part of the Nigerian Government to participate directly in any concession blocks awarded under the Indigenous Program, the government has, in all cases, reserved the right to do so.

Nigerian  Title  Issues
-----------------------

Expiration  or  Cancellation  of  Nigerian  Oil  Prospecting  Licenses

     The Company's primary Nigerian assets are its Participating Interests in oil and gas concession blocks OML 113 and OPL 310. The Participating Interest of the Company is held pursuant to Joint Venture Agreements in place for the applicable concession blocks. Such Agreements operate for the life of the OPL and any resulting OML. In the case of Block OML 113, the Company believes that the economic life of any reserves contained in such blocks will expire before the expiration of the 20 year term of the OML. In the event that the productive life of reserves exceeds the current term of the OML, a successful renewal application will have to be made to the MPR by YFP, failing which ownership of the block reverts to the Nigerian government. The Joint Venture Agreements between the Company and its Nigerian Partners impose certain obligations upon the Company, failing which the Company could forfeit its interest as prescribed by the Joint Venture Agreement. Failure of the Company to meet such obligations (which includes an obligation that the Company at all times be and remains solvent) could allow the Nigerian Partner to terminate the applicable Joint Venture Agreement and extinguish the Participating Interest of the Company in the affected concession block. In view of the Company's current financial circumstances, there is no assurance that one or more of its Nigerian Partners will not endeavour to terminate its Joint Venture Agreement with the Company.

     The formal five year term of the OPL 310 expired in February 1997. In February 1997, subsequently to the expiry date, the Company's Nigerian Partner received written confirmation from the MPR that OPL 310 was in good standing. The Petroleum Decree, 1969 does not contemplate or authorize the term of an OPL (inclusive of extensions) extending beyond five years. The Company believes that the written confirmation issued on behalf of the MPR confirming OPL 310 to be in good standing reflects an administrative practice that supersedes the provisions of the Petroleum Decree, 1969 respecting the term of the OPL. Should the Company's interpretation of the DPR written confirmation be incorrect, or should neither the DPR nor the MPR have the jurisdiction to implement an administrative practice inconsistent with the terms of the Petroleum Decree, 1969, or should the DPR or MPR change their position respecting the standing of Block OPL 310, the Company and its Nigerian Partner may be prohibited from continuing and pursuing future operations on Concession Block OPL 310. The Company also could lose its entire investment and Participating Interest in Concession Block OPL 310 without compensation.

Benin  Regulation
-----------------

     Responsibility for the regulation and control of the petroleum industry in Benin rests with the national government of Benin pursuant to the Benin Petroleum Code. Specific regulation of petroleum exploration, exploitation title, transportation, marketing and production taxation rests with the Benin Oil Ministry. The regulation of general business operations, income taxes and import/export licences and levies rests with a number of other ministries within the national government of Benin. All drilling, production and other petroleum operations in Benin require the prior approval of the Benin Oil Ministry. The import and export of natural gas and electricity and the construction of an electrical generation power plant will also require the prior approval of the Benin Oil Ministry and a number of other ministries within the Benin Government.

     In order to produce and/or import natural gas, construct an electrical generation power plant and generate, transmit, sell and export electrical power, the Company and any future partners will require the prior approval of a number of Government Ministries and government and privately owned companies. The Company and its partners will also require the approval of other foreign governments, ministries and departments if it exports power generated from the electrical generation power plant outside of Benin. There is no assurance that the Company or its partners will be able to obtain all of the consents, permits or authorizations necessary to import natural gas from the Aje Field or produce natural gas from Block 1, construct an electrical generation power plant or produce, transmit, sell or export electrical energy. Failure of the Company to obtain all necessary approvals or permits will materially and adversely affect its financial condition and future results of operations. See " - Liquidity".

Benin  Title  Issues
--------------------

     The Company's current Participating Interests in Benin exist pursuant to two separate production sharing contracts between subsidiaries of the Company and the Nigerian Government. The PSC's set out certain obligations that must be fulfilled by the Company. Failure to fulfill the requisite obligations constitutes an event of default and subject the affected PSC to cancellation by the government without compensation.

     Included as part of the Company's obligations are certain minimum work commitments. In the case of Block 1, the Company is required to drill one well and complete a seismic program by the end of February 1999. The requisite work commitment for Block 1was not satisfied by the February 1999 deadline. The Company is currently negotiating an extension with the Benin Oil Ministry.
There is no assurance that the Company will secure an extension that is satisfactory to it, or at all. If the Company fails to secure an extension, it could lose its entire Participating Interest in Block 1 without compensation. In the case of Block 4, the Company is required to drill one well and complete a seismic program by February 2002. The Company has completed the seismic program requirement. The Company currently does not and, without securing a financial partner or other form of financing, will not have the financial resources to drill the requisite well on Block 4 by February 2002. Failure to comply with the minimum work requirements could result in the cancellation or termination of the Company's Participating Interest in Block 4. The loss of its Participating Interest in Benin Blocks 1 and 4 would have a material and adverse affect on the Company.

Labour  Relations  and  Interruptions
-------------------------------------

     Nigerian and Benin laws require that foreign companies involved in the petroleum industry hire and train indigenous personnel in petroleum operations. Nigerian oil workers are organized into a number of labour unions. In the fall of 1994, these labour unions called a general strike to protest against a number of the political changes that had occurred within Nigeria. This general strike ultimately affected the Company's oil and gas operations by delaying its drilling program. There is no assurance that there will not be strikes in the future in countries where the Company operates. Any future labour interruptions could adversely affect the Company's ongoing operations and its ability to explore for, produce, market and sell its oil and condensate reserves.

Oil  and  Gas  Exploration,  Development  and  Production
---------------------------------------------------------

     Oil and gas exploration involves a high degree of risk and there is no assurance that expenditures made on future exploration by the Company on its properties will result in new discoveries of oil, condensate or natural gas that are commercially or economically producible. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions such as overpressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. Production and development of offshore oil, condensate and natural gas properties also involve an increased degree of risk relative to on-shore or close-to-shore production and development primarily due to greater technical obstacles.

     The Company's operations are subject to the risks of exploration, development and operation of oil, condensate and natural gas properties and the drilling of wells thereon, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. Losses resulting from the occurrence of any of these risks could have a materially adverse affect on the Company. The Company may become subject to liability for pollution, blow-outs or other hazards. The payment of such liabilities would reduce the funds available to the Company or could result in the total loss of the Company's Participating Interests.

Depletion  of  Reserves;  Necessity  of  Successful  Exploration and Development
--------------------------------------------------------------------------------

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The Company's future oil and natural gas reserves and production, and, therefore, cash flow and income, are highly dependent upon the Company's success in economically finding additional reserves that are economically recoverable. There can be no assurance that the Company will be able to find, finance, develop or acquire additional reserves.

Uncertainty  of  Reserve  Estimates
-----------------------------------

     There are numerous uncertainties inherent in estimating quantities of reserves and the present value of net cash flows attributable to such reserves. Such estimates represent subjective judgments based on available data and the quality of such data. Different reserve engineers may make different estimates of reserve quantities and the present value of net cash flows attributable to the production of such quantities. Substantial revisions to the reserve quantities and present value estimates may be necessary due to numerous factors, including the results of drilling, testing and production and changes in the assumptions regarding decline and production rates, taxes, royalties, prices and costs made after the date of a reserve estimate. The reserve estimates included and incorporated by reference in this document could be materially different from the quantities and values ultimately realized.

Prices,  Markets  and  Marketing  of  Crude  Oil  and  Condensate
-----------------------------------------------------------------
     Oil, condensate and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond the control of the Company. World prices for oil and condensate have fluctuated widely in recent years and, most recently have been characterized by a significant decline in value. Future price fluctuations in world oil prices will have a significant impact upon the economics of the Company's undeveloped properties and the projected revenue of the Company.

Financing  Risks
----------------

     On June 30, 1998, the Company restructured its financial affairs including its Secured Loan. The Company has granted security to the Secured Lender in respect of its repayment obligations under the Secured Loan. The Secured Loan includes a number of events of default. In the event of the Company's default under the terms of the Secured Loan, the Secured Lender may call upon the Company to immediately pay the outstanding principal or interest due thereunder, or take title to, sell or otherwise dispose of the common shares of substantially all of the Company's subsidiaries. Should the Secured Lender become entitled to realize upon their security, the Company may lose part or all of its Participating Interest in part of all of its oil and gas properties. The Company may currently be in default of one or more terms of the Secured Loan.

ITEM  7.     CONSOLIDATED  FINANCIAL  STATEMENTS  AND  UNAUDITED

     SUPPLEMENTARY  DATA

U.S.  GAAP  RECONCILIATION

     The Company's Audited Consolidated Financial Statements for the fiscal year ended December 31, 1998 (the "1998 Financial Statements") have been prepared in accordance with generally accepted accounting principles in Canada. These principles differ in some respects to generally accepted accounting principles in the United States. The Company's 1998 Financial Statements include "Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Difference" as a supplement to the Auditors' Report. In addition, a detailed discussion entitled "Differences in Generally Accepted Accounting Principles Between Canada and the United States" is included as Note 12 of the 1998 Financial Statements. See "Consolidated Financial Statements and Unaudited Supplementary Data".

                                AUDITORS' REPORT

To  the  Shareholders  of
ABACAN  RESOURCE  CORPORATION:

We have audited the consolidated balance sheets of ABACAN RESOURCE CORPORATION as at December 31, 1998 and 1997 and the consolidated statements of operations and deficit and changes in cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997, the results of operations and changes in its financial position for the years then ended in accordance with accounting principles generally accepted in Canada.



Calgary,  Alberta                                   /s/  Deloitte  &  Touche LLP
February  17,  1999                                 Chartered  Accountants

Note: See separate Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Difference

                      COMMENTS BY AUDITORS FOR U.S. READERS
                       ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders, dated February 17, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



Calgary,  Alberta                                   /s/  Deloitte  &  Touche LLP
February  17,  1999                                 Chartered  Accountants

                                ABACAN RESOURCE CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                     AS AT DECEMBER 31
                                (Thousands of U.S. Dollars)
                                         (Note 1)

                                                                       1998        1997
                                                                    ----------  ----------
                                                                    ----------  ----------
ASSETS
CURRENT
    Cash                                                            $   3,305   $   1,813
    Accounts Receivable                                                    31      15,267
    Inventory                                                               -         627
                                                                    ----------  ----------
                                                                        3,336      17,707

Petroleum and natural gas properties
    (utilizing the full cost method of accounting) (Notes 1 and 3)     92,431     138,471
Deposits and other                                                         42       3,204
                                                                    ----------  ----------
                                                                    $  95,809   $ 159,382
                                                                    ==========  ==========

LIABILITIES
CURRENT
    Accounts payable                                                $   9,663   $  64,047
    Current portion of capital lease obligations (Note 5)                   -       1,353
    Royalties payable (Note 3)                                          5,373       3,537
    Due to joint venture partner                                            -      14,658
    Current portion of long term debt (Note 4)                         30,702      15,121
                                                                    ----------  ----------
                                                                       45,738      98,716


Long term debt (Note 4)                                                     -      19,879
Capital lease obligations (Note 5)                                          -       5,213
                                                                    ----------  ----------
                                                                       45,738     123,808
                                                                    ----------  ----------

Contingency (Notes 1 and 10) and Commitments (Note 8)

SHAREHOLDERS' EQUITY
    Share Capital (Note 6)                                            276,750     274,750
    Deficit                                                          (226,679)   (239,176)
                                                                    ----------  ----------
                                                                       50,071      35,574
                                                                    ----------  ----------
                                                                    $  95,809   $ 159,382
                                                                    ==========  ==========

Approved  by  the  Board:
/s/  Timothy  Stephens                Director  -  Tim  Stephens

/s/  James  Harvie                    Director  -  James  Harvie

                                ABACAN RESOURCE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                              FOR THE YEARS ENDED DECEMBER 31
                                (Thousands of U.S. Dollars)
                                          (Note 1)

                                                                        1998        1997
                                                                     ----------  ----------
REVENUE
    Petroleum revenue (net of foreign taxes)                         $  14,258   $  59,702
    Royalties                                                           (1,994)     (6,704)
    Interest and other                                                     181         528
                                                                     ----------  ----------
                                                                        12,445      53,526
                                                                     ----------  ----------

EXPENSES
    Operating                                                           17,431      46,276
    General and administrative                                           4,623       3,934
    Interest and other financial expense                                 3,022       4,333
    Depletion, depreciation and amortization                             4,244      28,159
    Provision for decline in value of petroleum properties (Note 3)          -     210,000
                                                                     ----------  ----------
                                                                        29,320     292,702
                                                                     ----------  ----------

LOSS BEFORE GAIN ON SALE OF ASSETS                                     (16,875)   (239,176)

GAIN ON SALE OF ASSETS (NOTE 1)                                         29,372           -
                                                                     ==========  ==========

NET EARNINGS (LOSS) FOR THE YEAR (NOTE 7)                               12,497    (239,176)

DEFICIT, BEGINNING OF YEAR                                            (239,176)          -
                                                                     ----------  ----------

DEFICIT, END OF YEAR                                                 $(226,679)  $(239,176)
                                                                     ==========  ==========

BASIC EARNINGS (LOSS) PER SHARE                                      $    0.11   $   (2.13)

FULLY DILUTED EARNINGS (LOSS) PER SHARE                              $    0.11   $   (2.13)

                            ABACAN RESOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                          FOR THE YEARS ENDED DECEMBER 31
                            (Thousands of U.S. Dollars)
                                     (Note 1)

                                                               1998        1997
                                                             ---------  ----------

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net earnings (loss) for the year                             $ 12,497   $(239,176)
Items not affecting cash:
    Gain on sale of assets (Note 1)                           (29,372)          -
    Provision for decline in value of petroleum properties          -     210,000
    Depletion, depreciation and amortization                    4,244      28,159
                                                             ---------  ----------
                                                              (12,631)     (1,017)
Changes in non-cash working capital items                      22,123       6,432
                                                             ---------  ----------
                                                                9,492       5,415
                                                             ---------  ----------

FINANCING ACTIVITIES
Issue of share capital
    Exercise of options                                             -       1,624
    Acquisition of petroleum and natural
        gas properties                                          2,000           -
    Acquisition of royalty interest                                 -      19,572
Long term debt                                                 (4,298)     35,000
Bank debt                                                           -     (20,100)
Capital lease obligations                                      (6,566)    (35,342)
                                                             ---------  ----------
                                                               (8,864)        754
                                                             ---------  ----------

INVESTING ACTIVITIES
Expenditures on petroleum and natural
    gas properties                                            (15,224)   (110,967)
Disposition of assets (Note 1)                                 86,392           -
Changes in non-cash working
    capital items                                             (73,466)     43,770
Other                                                           3,162      (1,204)
                                                             ---------  ----------
                                                                  864     (68,401)
                                                             ---------  ----------

INCREASE (DECREASE) IN CASH                                     1,492     (62,232)

CASH, BEGINNING OF YEAR                                         1,813      64,045

CASH, END OF YEAR                                            $  3,305   $   1,813
                                                             =========  ==========

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

1.     BASIS  OF  PRESENTATION

Continuation  of  business

The consolidated financial statements have been presented using accounting principles applicable to a going concern, which assumes that the Company will continue operations in the foreseeable future and be able to realize assets and satisfy liabilities in the normal course of business. The Company has a liquidity problem which casts doubt upon the validity of this assumption.

The Company has incurred a net loss from operations of $16,875,000 for the year. The cash flows from operations for the year amounted to a net outflow of cash of $12,631,000. At December 31, 1998, the Company has a deficit of $226,679,000 and a net working capital deficiency of $42,402,000. Accounts payable and royalties payable are past due in terms of normal payment terms and the long term debt described in Note 4 is repayable as to $20,100,000 on June 30, 1999 and the remainder of $10,602,000 on December 31, 1999. As a result of the disposition of the Company's interests as disclosed below, the Company no longer has any revenue generating properties but is still incurring general and administrative costs.

In addition, on June 30, 1998, the Company's wholly-owned subsidiary Liberty Technical Services Ltd. ("Liberty") reached a settlement agreement with its Nigerian partner, Amni International Petroleum Development Company Limited ("Amni"), regarding the Ima Field and Liberty's interest in Nigerian Concession OML 112 (formerly OPL 469) and OPL 237. Under the agreement, Liberty relinquished all rights and interests in the "shallow" zones of the Ima Field in exchange for Amni (1) assuming all outstanding Ima Field related financial claims (including trade creditor claims); (2) assuming responsibility for ongoing and future lease obligations in respect of the Ima Field; and (3) releasing Liberty from certain outstanding financial obligations under the terms of joint venture agreements between Liberty and Amni. Although the Company expects Amni will settle all the liabilities it has assumed, if Amni is unable to settle all liabilities the Company may be held liable to settle the remaining liabilities. Concurrent with its agreement with Amni, Liberty and Amni exchanged their interest in the topside equipment of the mobile offshore production unit with a major international service company in return for the extinguishment of all outstanding debt due to that company. As a result, the Company has severed its operational responsibilities and associated overhead related to the Ima Field and removed $86,392,000 of liabilities from its balance sheet.

The  details  of  the  assets  and  facilities  disposed  of  are  as  follows:

Petroleum  and  natural  gas  properties           $      57,020,000
Assumption  of  liabilities  and  obligations            (86,392,000)
                                                   ==================
Gain  on  sale  of  assets                         $     (29,372,000)
                                                   ==================

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

1.     BASIS  OF  PRESENTATION  -  CONTINUED

The Company's ability to continue as a going concern is dependent upon the following factors which outline management's plan:

i) the development of the natural gas reserves in the Benin Basin Concessions OML113 (formerly OPL 309) and OPL 310 including the development of a market for the produced natural gas in this area;

ii) obtaining financing in the form of equity, debt or a combination thereof in order to continue the development of the natural gas reserves in the above mentioned Concessions.

iii) negotiating a joint venture for the continued exploration and development of the West African acreage position;

iv) continuing to finance general and administrative expenses from existing cash or financing in the form of equity, debt or combination thereof until such time as the above negotiations and financing are complete.

v) negotiations with certain suppliers to settle current liabilities and forbearance of the creditors;

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported net earnings (loss) and the balance sheet classifications used.

Reporting  currency

The principal costs incurred in conducting the business operations of the Company are almost exclusively transacted in U.S. dollars and revenues were generated in that currency, therefore the Company has adopted U.S. dollars as its reporting currency for financial presentation. All dollar amounts set forth in these financial statements, including the notes thereto, are expressed in U.S. dollars, except where indicated otherwise.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

     Generally  accepted  accounting  standards

These financial statements have been prepared in accordance with accounting principles generally accepted in Canada which differ from accounting principles generally accepted in the United States as described in Note 12.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

2.     SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Consolidation

These financial statements include the accounts of Abacan Resource Corporation, a Canadian corporation incorporated in the Province of Alberta and its wholly owned subsidiaries, ("the Company").

     Revenue  recognition

     Revenue from crude oil is recognized once it is produced and processed ready for shipment.

     Petroleum  and  natural  gas  properties

The Company follows the full cost method of accounting for petroleum and natural gas properties whereby all costs of exploring for and developing petroleum and natural gas reserves are capitalized on a country by country basis. Capitalized costs included land acquisition costs, geological and geophysical costs, costs of drilling wells, production equipment, related overhead costs, and capitalized interest. As commercial production commenced in Nigeria effective January 1, 1997, the Company recorded depletion from that date and to the date of disposition on June 30, 1998 on capitalized costs, excluding undeveloped projects, using the unit of production method based upon estimated proved net reserves as determined by the Company and reviewed yearly by independent consulting engineers, converted to a common unit of measure using relative energy content. The remaining full cost pool in Benin is not subject to depletion until such time as its projects are developed and commercial production has commenced.

The Company periodically performs an impairment test relative to the capitalized cost of undeveloped properties. A ceiling test was employed at least annually to ensure costs of developed properties accumulated by the Company do not exceed estimated future cash flows from proven reserves and the cost of undeveloped properties. For the purposes of this test, future cash flows are determined using year-end prices and costs, including deductions for applicable overhead, financing and income tax expenses.

All the Company's petroleum and natural gas exploration, development and production activities are conducted jointly with others. These consolidated financial statements reflect only the Company's proportionate interest in such activities.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

2.     SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Foreign  Exchange

Foreign currency transactions and balances of the Company and its integrated foreign subsidiaries are translated using the temporal method. Under this method, monetary assets and liabilities are translated at year end rates, and non-monetary assets and liabilities at rates prevailing at the transaction dates. Expenses are translated at the average exchange rate for the month. Foreign exchange gains or losses on long term monetary assets and liabilities are deferred and amortized over the remaining term.

     Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     Earnings  per  share

The basic earnings per share has been calculated using the weighted average number of shares outstanding during the year. Fully diluted earnings per share are calculated taking into account all dilutive options.


3.     PETROLEUM  AND  NATURAL  GAS  PROPERTIES

As at January 1, 1998, the Company had working interests in seven concession blocks in West Africa in two geologically distinct areas; the Niger Delta in South Eastern Nigeria and the Benin Basin along the Nigeria/Republic of Benin border. Five concessions are located in Nigeria and two are located in the Republic of Benin.

In January 1998, the Company cancelled its joint venture agreement in respect of the Nigerian Concession Block OPL 233, and consequently holds no interest in this property.

As disclosed in Note 1, the Company has relinquished all its rights and interests in the "shallow" zones of the Ima Field and its interests in the Nigerian Concession OML 112 (formerly OPL 469) and OPL 237.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

3.     PETROLEUM  AND  NATURAL  GAS  PROPERTIES  -  CONTINUED

Costs accumulated to date for acquisitions, seismic, exploration and development and production equipment net of depletion and provision for decline in value are as follows:

                                                     1998       1997
                                                   (000's)    (000's)
                                                   --------  ----------
Producing
Niger Delta
    Concessions Blocks OML 112 (formerly OPL 469)
        /OPL 237                                   $      -  $ 281,513
    Concession Block OPL 233                              -        135
    Less accumulated depletion                            -    (28,022)
    Less provision for decline in value                   -   (206,019)
                                                   --------  ----------
                                                          -     47,607
                                                   --------  ----------

Non-producing
Benin Basin
    Concession Block OPL 302                              -      3,981
    Less provision for decline in value                   -     (3,981)
    Concession Block OML 113 (formerly OPL 309)      81,285     82,152
    Concession Block OPL 310                          6,024      3,973
    Benin Republic Blocks I & IV                      5,010      4,304
                                                   --------  ----------

                                                     92,319     90,429


Corporate assets                                        112        435
                                                   --------  ----------

                                                     92,431     90,864
                                                   --------  ----------

                                                   $ 92,431  $ 138,471
                                                   ========  ==========

As a result of the application of the ceiling test and other considerations related to the Company's intention to sell its production assets, the Company recorded a provision for decline in value of petroleum properties in 1997 of $210,000,000.

Working  Interest  -  Nigerian  Concessions

While the "shallow" Ima Field encompassed all of the Company's production and revenue streams, the Company retained a 10% working interest in the Ima "deep" prospect which is currently undrilled. The Company continues to hold a working interest in Nigerian Block OML 113 (formerly OPL 309) and OPL 310.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

3.     PETROLEUM  AND  NATURAL  GAS  PROPERTIES  -  CONTINUED

The  working  interests  of the Company in these two concessions are as follows:

                Before Payout    After Payout
               ---------------  ---------------
               Revenue   Cost   Revenue   Cost
               --------  -----  --------  -----
Block OML 113     52.5%   100%     26.7%    40%
Block OPL 310     48.5%   100%     24.7%    40%

The Company's Nigerian partner in Block OML 113 is Yinka Folawiyo Petroleum Company ("YFP"), which is owned by the father of one of the directors of the Company. That director is also an executive officer and director of YFP. YFP is entitled to 15% of all revenues before payout and 28% after payout. YFP is not responsible for any capital or operating costs until payout, at which time it becomes responsible for 60% of the capital and operating costs. As a result of the conversion of Concession Block OPL 309 to Concession Block OML113, the Company has a commitment to YFP in the amount of $5,000,000, to be paid out of net cash flow from the future production of Concession Block OML 113. All work commitments under the original license with the Government of Nigeria related to this Concession have been completed.

The Oil Prospecting License ("OPL") for Block 310 expired in February 1997, however, the Nigerian Department of Petroleum Resources confirmed shortly following the expiry of the OPL to the Company's Nigerian partner, Optimum Petroleum Company Limited ("Optimum") that the OPL remained in good standing. Subsequently, nothing has been received by the Company, or to the knowledge of the Company, by Optimum that would indicate that the Nigerian authorities do not consider OPL 310 to be valid and in good standing. The Company has an obligation to pay $1,000,000 to Optimum within nine months of the testing of its first exploration well and an additional $2,000,000 following commencement of production. In addition, the Company is required under the OPL to drill three wells and complete a seismic program on the Block. These minimum work commitments do not become effective until the OPL is confirmed by the Nigerian authorities. Despite this, Optimum has advised the Company that it wishes the Company to proceed on the minimum work program in advance of the required extension or renewal and receipt of requisite government approval to the joint venture agreement.

Prior to June 30, 1998 the Company's economic participation in concession blocks in Nigeria was calculated on a before and after payout basis and on a concession by concession basis. Though royalties applicable to the Company's working interest varied from concession to concession, general economic terms were as follows:

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

3.     PETROLEUM  AND  NATURAL  GAS  PROPERTIES  -  CONTINUED

                            Before Payout             After Payout
                      ------------------------  ------------------------
                                    Operating                 Operating
                        Revenue        Cost       Revenue        Cost
                      ------------  ----------  ------------  ----------
Participation before
   Royalties                   55%        100%           28%         40%

Royalties              6.5% - 2.5%                3.3 - 1.6%

Net Concession
   Participation      48.5 - 52.5%        100%  24.7 - 26.4%         40%

Abacan International Resources Management Inc. ("AIRMI"), a company wholly owned by a former president and director of the Company, holds royalty interest in three of the Company's Nigerian concessions with rates ranging from 1.65% to 0.85% before payout and 0.82% to 0.42% after payout. The Company's interest in the concessions exists through joint venture agreements between the Company's subsidiaries and its Nigerian partner corporations.

At December 31, 1998, royalties payable included an amount of $1,059,000 (1997 - $794,000) owed to AIRMI and $1,427,000 (1997 - $921,000) to YFP. The remaining balance of royalties payable of $2,887,000 (1997 - $1,822,000) is due the Company's other Nigerian partner corporations. All of the royalty payable amounts are currently due and beyond normal repayment terms.

Working  Interests  -  Benin  Republic  Concessions

In July 1997, the Company increased its position in Benin Republic Blocks 1 and 4 to a 100% Participating Interest. Under separate production sharing contracts with the Government of Benin, the Company is required to fund 100% of all exploration and development costs of a prescribed minimum work program and is entitled to receive approximately 69% of revenue from Block 1/Seme and 75% of revenue from Block 4, subject to a sliding scale royalty that becomes applicable after a prescribed level of cost recovery is achieved by the Company.

As part of the prescribed work program, the Company is required to drill one well in Block 1/ Seme by February 1999 and one well in Block 4 by February 2002. In addition, the Company is required to complete a seismic program on Block 4 by February 2002. As the Company has not commenced the Block 1/Seme well, it will at the end of February 1999 not be in compliance with the minimum work program. As a result, under the production sharing contract, the Company's Participation interest in-Block 1 would be subject to cancellation at that date. The Company is in the process of negotiating an extension of this requirement.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

4.     LONG  TERM  DEBT

During 1997, the Company entered into a Crude Oil Prepayment Agreement in the amount of $35,000,000 to be repaid out of a portion of the proceeds of future crude oil deliveries from the Company's share of crude oil produced from the Ima Field commencing in February, 1998. The original agreement specified that the minimum amount by which the prepayment was to be repaid from the monthly delivery payment of the marketer is $2,916,667 plus accrued interest at the London Inter-Bank offered rate ("LIBOR") plus 2.5% during a six month grace period, changing to LIBOR plus 0.5% beginning with the first principal repayment. A portion of the proceeds from this loan was used to repay the Company's bank indebtedness that existed at that time.

On June 30, 1998, concurrent with the settlement agreement disclosed in Note 1, the prepayment sums of approximately $30,702,000 then outstanding under the Crude Oil Prepayment Agreement were converted into a credit facility. Under the terms of the facility, interest is payable on the outstanding principal balance of the facility at a maximum rate equal to Libor plus 4% per annum. As restructured, repayment of $20,100,000 was deferred until June 30, 1999 with the balance of $10,602,000 due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The Company has since been advised that notwithstanding its written extension, the first interest instalment continued to be due on December 31, 1998. The Company has not yet made this interest payment and is currently negotiating regarding relief from this payment and from other near-term cash interest payments.

The Company has granted security in respect of its repayment obligations under the facility. Included as security are (1) a pledge of all of the common shares of those subsidiaries that hold Participating Interests in the Company's Niger Delta and Benin Basin Concessions; (2) a series of debentures granting a security interest against the Company's Participating Interest in its Niger Delta and Benin Basin Concessions; and (3) a guarantee of the Company for all outstanding amounts under the Loan.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

5.     LEASE  OBLIGATIONS

The Company had entered into various leases relating to the production facility. Leases are classified as capital or operating leases. Leases which transfer substantially all of the benefits and risks incident to ownership of property were accounted for as capital leases. All other leases were accounted for as operating leases. As part of the restructuring and disposition of assets on June 30, 1998 all lease obligations related to the production facility were assumed by Amni.

The Company has entered into a lease for the office premises in Houston. The lease has 18 months remaining. The minimum lease payments under the terms of this lease are $41,200 per year.


6.     SHARE  CAPITAL

a)     Common  Shares
     Authorized
   Unlimited number of common shares and preferred shares issuable in series Issued
   Common  shares

                                                 Number of       $
                                                  Shares      (000's)
                                                -----------  ---------
Balance, December 31, 1996                      109,413,504  $ 253,554
----------------------------------------------  -----------  ---------

Issued on exercise of options                       862,500      1,624
Issued on exercise of share
   purchase warrants                                358,152          -
Issued on acquisition of royalty interest         2,247,680     19,572
                                                -----------  ---------

Balance, December 31, 1997                      112,881,836    274,750

Issued on acquisition of petroleum and natural
   gas properties                                 1,489,000      2,000
                                                -----------  ---------

Balance, December 31, 1998                      114,370,836  $ 276,750
                                                ===========  =========

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

6.     SHARE  CAPITAL  -  CONTINUED

     b)     Stock  Options

At December 31, 1998 the Company has options outstanding to acquire 12,356,200 common shares by officers, directors, consultants and employees of the Company. These options may be exercised at prices ranging from CDN $0.28 to CDN $12.15 per common share and expire at various times to October 23, 2003.

     c)     Warrants  Outstanding

On June 30, 1998, in connection with the restructuring of its loan, the Company agreed to issue 600,000 options at a price of CDN$0.91 per share expiring June 30, 2000. At December 31, 1998, all of the options were outstanding.

On November 6, 1996 the Company completed a public issue of 12,500,000 common shares at a price of $7.50 per common share. On November 19, 1996 an additional 1,875,000 common shares were issued in conjunction with the underwriters over allotment option. The Company received net proceeds of $100,987,000. In connection with this offering, the placement agent was granted warrants to purchase 100,000 common shares of the Company. The warrants, which can be exercised after one year from the issue date, have a term of five years and are exercisable at a price of $7.50 per share. At December 31, 1998, all of these warrants remain unexercised.

On April 19, 1996, there were warrants granted to purchase 500,000 Common Shares of the Company for advisory services to an investment banker. These warrants have a term of five years and are exercisable at a price of $3.40 per share. At December 31, 1998, all of these warrants remain unexercised.

     d)     Acquisition  of  Royalty  Interests

In February 1997, the Company acquired a portion of the gross overriding royalties on Niger Delta Concession Block OML 112/OPL 237 from YFP by issuing 643,840 Common Shares valued at $6,036,000. The Company also acquired a portion of the gross overriding royalties on Benin Basin Concession Block OML 113 from YFP by issuing 643,840 Common Shares of the Company valued at $6,036,000.

On April 1, 1997, the Company acquired a further portion of the gross overriding royalties on Concession Block OML 112/OPL 237 from YFP on Concession Block OML 113 by issuing 960,000 Common Shares valued at $7,500,000.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

6.     SHARE  CAPITAL  -  CONTINUED

     e)     Acquisition  of  Participating  Interest

In April 1998, the Company issued 1,489,000 shares of its common stock to Optimum in consideration for financial obligations of $2,000,000 owing to Optimum to secure the Company's interest in Concession Block OPL 310. Optimum is the indigenous Nigerian company which owns the rights to Concession Block OPL 310 and is partner to the Company in Concession Block OPL 310, as discussed in
Note  3.

7.     INCOME  TAXES

Due to the nature of the Company's structure and operations, the Company will not have a tax liability resulting from the current gain on the sale of assets ,and accordingly has not recorded a tax provision. At December 31, 1998, the Company had approximately CDN $26,854,000 of non-capital losses available to be applied against taxable income of the future years on the portion of its operations which are subject to Canadian income taxes. These losses expire between 1999 and 2004. The Company also had available for deduction, at rates allowed under the Income Tax Act, CDN $17,012,000 of oil and gas expenditures. The potential future benefit of these losses and deductions have not been reflected in the consolidated financial statements.

8.     COMMITMENTS

The Company entered into an agreement for the sale of the Company's and its Nigerian partner's entitlement to crude oil and condensate produced from the Ima Field located in Concession Block OML 112 for a period of one year from the date of the first lifting which occurred on February 21, 1997. The price payable for each barrel of crude oil and condensate was based upon a range of quoted prices for Bonny Quesbo crude oil less a new crude oil discount. This discount was calculated based upon the volume of cargo lifted at each lifting.

At July 29, 1997, the Company entered into a second agreement for the sale of the Company's entitlement to crude oil and condensate produced from the Ima Field. The duration of this second agreement was to be one year commencing on February 22, 1998.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

8.     COMMITMENTS  -  CONTINUED

Upon relinquishment by the Company of its participating interest in the Ima Field at June 30, 1998, the above mentioned agreements were terminated, and the loan was restructured as disclosed in Note 4.

The Company has further commitments with respect to its participating interests in the Concessions, as disclosed in Note 3.

9.     FINANCIAL  INSTRUMENTS

The carrying value of the financial instruments of the Company approximates their estimated fair value.

10.     CONTINGENCIES

While the Company is defending various lawsuits, there are two lawsuits in which the claims are significant, which relate to liabilities assumed by Amni. Although Amni has agreed to assume liability for any claims against the Company in respect of oil and gas operations on the Ima Field, the Company will continue to be liable to trade and other creditors until settlement arrangements can be established. The total amounts claimed in the two lawsuits (exclusive of costs and interest) is approximately $3,700,000. The management of the Company has determined that the Company does not have any material exposure in any of the lawsuits.

11.     UNCERTAINTY  DUE  TO  THE  YEAR  2000  ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

12. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. The primary difference between Canadian and US GAAP affecting the Company's financial statements are as discussed below:

     Deferral  of  General  and  Administrative  Costs

Under Canadian GAAP, general and administrative costs, net of interest and other revenue prior to the period in which commercial production commenced are deferred and added to the carrying value of petroleum and natural gas properties. Under US GAAP, deferral costs of this type would be treated as expenses in the year incurred.

The effect of this difference is to create a statement of loss and deficit which would include such revenues and expenses and to reduce the amounts included in petroleum and natural gas properties as follows:

                                                  1998        1997       1996
                                               ----------  ----------  ---------

Net income (loss) as reported                  $  12,497   $(239,176)  $      -
Net oil production revenue                             -           -      1,300
Interest revenue                                       -           -      1,050
General and administrative expense                     -           -     (2,603)
Adjustment to provision for decline in value
 of petroleum properties (US GAAP)                     -       3,000          -
Adjustment to gain on sale of assets                (715)          -          -
                                               ----------  ----------  ---------
Net earnings (loss)                               11,782    (236,176)      (253)

Deficit, beginning of period                    (238,461)     (2,285)    (2,032)
                                               ----------  ----------  ---------

Deficit, end of period as adjusted
 to US GAAP                                    $(226,679)  $(238,461)  $ (2,285)
                                               ----------  ----------  ---------

Petroleum and natural gas properties
 as reported                                   $  92,431   $ 138,471   $265,551
Increase (decrease)                                    -         715     (2,285)
                                               ----------  ----------  ---------

As adjusted to US GAAP                         $  92,431   $ 139,186   $263,266
                                               ==========  ==========  =========

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

12. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES - CONTINUED

     Earnings  per  share

The methodology for computing fully diluted earnings per share is not consistent between the two countries. For Canadian purposes, the proceeds from dilutive securities are used to reduce debt in the calculation. US GAAP, Statements of Financial Accounting Standards ("SFAS") No. 128 requires the proceeds from dilutive securities be used to repurchase common shares.

     Statement  of  Changes  in  Cash  Flow

Under Canadian GAAP, certain financing and investing activities such as acquiring petroleum and natural gas properties in exchange for share capital are treated as a cash inflow followed by a cash outflow. As a result, these types of transactions are included in the consolidated statements of cash flows. Under US GAAP, non-cash transactions of a financing or investing nature are not included in consolidated statements of cash flows. These types of transactions are disclosed as supplementary disclosure to the consolidated statements of cash flows. Accordingly for US GAAP purposes, financing and investing activities in the statement of change in cash flow would be lower by $2,000,000, in 1998, $19,572,000 in 1997 and $600,000 in 1996 as the Company had issued common shares in exchange for petroleum and natural gas properties or royalty interests.

For US GAAP purposes, the disposition of assets as outlined in Note 1 would not be shown on the consolidated statements of cash flow as the Company did not receive any cash as part of the transaction. Accordingly, cash flows from financing activities are lower and investing activities will be higher by $6,094,000.

In addition, for US GAAP purposes, changes in working capital are by definition an operating activity. For Canadian GAAP purposes, change in working capital that relate to investing activities such as purchases of equipment are treated as an investing activity. Accordingly, the net cash from operations in the US GAAP consolidated statements of cash flows would increase in 1998 by $9,994,000 (1997 - $43,770,000 and 1996 - $12,057,000) from the net cash from operations in the Canadian GAAP consolidated statements of cash flows. Investing activities are reduced by the identical amount in each year.

Foreign  currency  translation

Under Canadian GAAP, non-monetary assets and liabilities denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Under US GAAP, those assets and liabilities would be translated at year-end rates. As the majority of the assets and liabilities are denominated and reported in US dollars, this difference would not have material effect on either the financial position of the results of operations on the Company.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31

12. DIFFERENCES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES BETWEEN CANADA AND THE UNITED STATES - CONTINUED

     Deferred  income  taxes

Under Canadian GAAP, the Company would record a deferred tax asset related to a tax loss carry forward only if the Company was virtually certain of realizing the benefit associated with the tax loss carry forward. Under US GAAP, SFAS No. 109 requires that the Company record all deferred income tax assets and make an estimate of the likely recoverability of the asset by recording a provision. The provision would reduce the recorded deferred tax asset to the amount expected to be recovered. The Company is of the opinion that the benefits related to the tax loss carry forwards will not be realized for the foreseeable future. Accordingly, the provision that the Company would record under US GAAP would reduce the recorded deferred tax asset to a nil balance. As no benefit has been realized for Canadian GAAP, there is no difference in the financial position or the results of operations of the Company.

     Comprehensive  income

SFAS No. 130 "Reporting Comprehensive Income" became effective as of the first quarter of 1998. The statement requires companies to report and display comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders or distributions to shareholders. For the Company, comprehensive income is the same as net income reported in the consolidated statements of operations and deficit, since there are no other items of comprehensive income for the years presented.

     Recently  issued  Accounting  Standards

SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," is effective for the year ended December 31, 1998. This statement establishes standards for defining and reporting business segments. As the financial statements disclose the operations of the Company in the various countries, no additional disclosure is needed.

SFAS  132,  "Employer's  Disclosures  about  Pensions  and Other Post-retirement
Benefits," revises existing rules for disclosure of pensions and other post-retirement benefit plans. As the Company does not have any pensions or other post-retirement benefit plans, no additional disclosure is needed.

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair market values and that accounting for the changes in their fair values is dependent upon the intended use of the derivative and its resulting designation. The new standard will supersede or amend existing standards which deal with hedge accounting and derivatives. The Company has not yet determined the effect of adopting this standard will have on its financial statements.

The consolidated statements of operations and accumulated deficit and statements of cash flows prepared using US GAAP are presented as supplemental information:

                                      ABACAN RESOURCE CORPORATION
                        CONSOLIDATED STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                     (PREPARED USING U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES)
                                        YEARS ENDED DECEMBER 31
                                  (Thousands of U.S. Dollars - Note 1)

                                                                 1998           1997           1996
                                                             -------------  -------------  ------------
Revenue
    Petroleum revenue (net of royalties and foreign taxes)   $     12,264   $     52,998   $     1,300
    Interest and other                                                181            528         1,050
                                                             -------------  -------------  ------------
                                                                   12,445         53,526         2,350
                                                             -------------  -------------  ------------

Expenses
    Operating                                                      17,431         46,276             -
    General and administrative                                      4,623          3,934         2,603
    Interest and other financial expense                            3,022          4,333             -
    Depletion, depreciation and amortization                        4,244         28,159             -
    Provision for decline in value of petroleum properties              -        207,000             -
                                                             -------------  -------------  ------------
                                                                   29,320        289,702         2,603
                                                             -------------  -------------  ------------

Net loss before gain on sale of assets                            (16,875)      (236,176)         (253)

Gain on sale of assets                                             28,657              -             -
                                                             -------------  -------------  ------------

Net earnings (loss)                                                11,782       (236,176)         (253)

Deficit, beginning of period                                     (238,461)        (2,285)       (2,032)
                                                             -------------  -------------  ------------

Deficit, end of period                                       $   (226,679)  $   (238,461)  $    (2,285)
                                                             =============  =============  ============

Basic earnings (loss) per Common share                       $       0.10   $      (2.11)  $      0.00
                                                             =============  =============  ============

Fully diluted earnings (loss) per common share               $       0.10   $      (2.11)  $      0.00
                                                             =============  =============  ============

Weighted average number of shares outstanding                 113,942,486    112,029,272    92,899,595
                                                             =============  =============  ============

                                              ABACAN RESOURCE CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (PREPARED USING U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES)
                                                YEARS ENDED DECEMBER 31
                                         (Thousands of U.S. Dollars - Note 1)

                                                                                       1998        1997        1996
                                                                                     ---------  ----------  ----------
NET INFLOW (OUTFLOW) OF CASH RELATED TO THE FOLLOWING ACTIVITIES

OPERATING
Net earnings (loss)                                                                  $ 11,782   $(236,176)  $    (253)
Items not affecting cash:
    Gain on sale of assets                                                            (28,657)          -           -
    Provision for decline in value of petroleum properties                                  -     207,000           -
    Depletion, depreciation and amortization                                            4,244      28,159           -
Changes in non-cash working capital items                                              32,117      50,202      12,057
                                                                                     ---------  ----------  ----------

                                                                                       19,486      49,185      11,804
                                                                                     ---------  ----------  ----------

FINANCING
Issue of share capital
    Common shares and warrants                                                              -           -     104,449
    Exercise of options                                                                     -       1,624       5,237
Long term debt                                                                         (4,298)     35,000           -
Bank debt                                                                                   -     (20,100)     20,100
Capital lease obligations                                                                (472)    (35,342)     41,909
Issue of convertible debentures                                                             -           -       7,806
                                                                                     ---------  ----------  ----------

                                                                                       (4,770)    (18,818)    179,501
                                                                                     ---------  ----------  ----------

INVESTING
Expenditures on petroleum properties and equipment                                    (13,224)    (91,395)   (159,263)
Maturity settlement of short term investments                                               -      15,000     (15,000)
Other                                                                                       -      (1,204)     (1,750)
                                                                                     ---------  ----------  ----------

                                                                                      (13,224)    (77,599)   (176,013)
                                                                                     ---------  ----------  ----------

NET CASH INFLOW (OUTFLOW)                                                               1,492     (47,232)     15,292

CASH AND SHORT-TERM INVESTMENTS,
   BEGINNING OF YEAR                                                                    1,813      49,045      33,753
                                                                                     ---------  ----------  ----------

CASH AND SHORT-TERM INVESTMENTS,
   END OF YEAR                                                                       $  3,305   $   1,813   $  49,045
                                                                                     =========  ==========  ==========

Supplemental Non-Cash
    Acquisition of petroleum and natural gas properties for common shares
                                                                                     $  2,000   $  19,572   $     600
                                                                                     ---------  ----------  ----------

Supplemental Disclosure of Cash Flow
    Interest paid                                                                    $   2663   $   2,833   $     895
                                                                                     ---------  ----------  ----------
    Operating lease payments                                                         $ 11,242   $  23,940   $       -
                                                                                     ---------  ----------  ----------
    Conversion of convertible debentures
       including accrued interest                                                    $      -   $       -   $  13,056
                                                                                     ---------  ----------  ----------

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

-     SUPPLEMENTAL  INFORMATION

Following is a summary of stock option activity during the years ended December 31, 1998, 1997 and 1996 (weighted average prices are in $CDN):

                                              -----1998-----          -----1997-----          -----1996-----
                                                       Weighted                Weighted                Weighted
                                                        Average                 Average                 Average
                                            Number       Price      Number       Price      Number       Price
                                          -----------  ---------  -----------  ---------  -----------  ---------
Outstanding at the beginning of the year
                                          10,461,750   $    4.72   6,768,000   $    3.52   4,485,000   $    2.70

Granted                                    5,710,250        0.93   4,946,250        6.16   5,498,300        6.55
Terminated                                (3,815,800)       9.81    (390,000)       5.12     (50,000)       5.00
Exercised                                          -           -    (862,500)       2.58  (3,165,300)       2.26
Expired                                            -           -           -           -           -           -
                                          -----------  ---------  -----------  ---------  -----------  ---------

Outstanding at the
end of the year                           12,356,200   $    3.63  10,461,750   $    4.72   6,768,000   $    3.52
                                          ===========  =========  ===========  =========  ===========  =========

Options exercisable
at the end of the year                     9,764,117   $    2.25   5,033,750   $    4.39   4,407,000   $    2.22
                                          ===========  =========  ===========  =========  ===========  =========

Options  outstanding  as  of  December  31,  1998:

                                             Weighted
                                 Weighted    Average                 Weighted
                      Options     Average   Remaining   Exercisable   Average
                    Outstanding    Price    Life (yrs)    Options      Price
                    -----------  ---------  ----------  -----------  ---------
Exercise price of:

    $0.28 - $1.00     4,710,000  $    0.44        4.62    4,710,000  $    0.44
    $1.01 - $6.00     7,293,900  $    3.65        2.97    4,877,867  $    3.65
    $6.01 - $12.15      352,500  $   12.15        3.09      176,250  $   12.15

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

13.     SUPPLEMENTAL  INFORMATION  -  CONTINUED

In 1996, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." With regard to its stock option plan, the Company applies ABB Opinion No. 25 as allowed under SFAS 123 in accounting for this plan and accordingly no compensation cost has been recognized. Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No. 123, the Company's net income and net income per common share should have been reduced to the pro forma amount indicated below:

                                                               1998       1997       1996

Net Income (Loss)
As Reported                                                    11,782   (236,176)      (253)
Pro forma                                                       8,510   (253,047)   (14,437)

Net Income (Loss) Per Share
As Reported
    Basic                                                        0.10      (2.11)         -
    Fully Diluted                                                0.10          -          -

Pro forma
    Basic                                                        0.07      (2.26)     (0.16)
    Fully Diluted                                                0.07          -          -
------------------------------------------------------------  -------  ----------  ---------

Stock options issued during period (thousands)                  5,710      4,946      5,498
Weighted average exercise price                               $  0.93  $    6.18   $   6.55
Average per option compensation value of options granted (a)     0.85       4.77       3.52
Compensation cost (thousands $U.S.)                           $ 3,272  $  16,871   $ 14,184
------------------------------------------------------------  -------  ----------  ---------

(a)  Calculated  in  accordance  with  the  Black-Scholes  option  pricing  model, using the following  assumptions:  expected  volatility  computed  using, as of the date of grant, the prior  year  monthly  average  of  the Common Shares as listed on the TSE, which ranged from
53.5%  to  148%; expected dividend yield - 0%; expected option term - 5 years; and risk-free rate of return as of the date of grant which ranged from 5.4% to 7.4%, based on the yield of five-year  Canadian  treasury  securities.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

13.     SUPPLEMENTAL  INFORMATION  -  CONTINUED

     Capitalized  costs  (unaudited)

The following tables summarize the costs incurred in oil and natural gas property acquisition, exploration and development activities. Property acquisition costs are those costs incurred to purchase, lease, or otherwise acquire property. Exploration costs include costs of identifying areas that may warrant examination and in examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling development wells, and to provide facilities for extracting, treating, gathering and storing the oil and natural gas.

The Company has capitalized property acquisition, exploration and development costs pertaining to its oil and gas producing operations as follows:

                                 1998       1997       1996
Property
    Proved                      $     -  $ 279,859   $203,013
    Unproved                     92,431     94,535     60,253
                                -------  ----------  --------

                                 92,431    374,394    263,266

Accumulated depreciation,
    depletion and amortization        -   (235,208)         -
                                -------  ----------  --------

Capitalized Costs               $92,431  $ 139,186    263,266
                                =======  ==========  ========

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

13.     SUPPLEMENTAL  INFORMATION  -  CONTINUED

     Costs incurred for property acquisition and exploration activities on a calendar year basis

                               Total
                              (000's)

1998
Property Acquisition
    Proved                   $       -
    Unproved                     2,000
Exploration and Development     13,224
                             ---------

                             $  15,224
                             ---------

1997
Property Acquisition
    Proved                   $  20,772
    Unproved                     1,525
Exploration and Development     88,670
                             ---------

                             $ 110,967
                             ---------

1996
Property Acquisition
    Proved                   $     600
    Unproved                         -
Exploration and Development    159,249
                             ---------

                               159,849
                             ---------

Depletion  Expenses  (unaudited)

The  Company  has  recorded  depletion  on  a  per  barrel  basis  as  follows:

                         1998      1997     1996

                       $  2.92  $   8.33  $     -
                       =======  ========  =======

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

14.     SUPPLEMENTAL  RESERVE  INFORMATION  (UNAUDITED)

Net proved oil and natural gas reserve estimates were prepared by Gilbert Lausten Jung Associates Ltd., independent petroleum engineers located in Calgary, Alberta. Oil and natural gas prices in effect as of the reserve report date were used without escalation. Operating costs and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the market value of the Company's oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves.

Estimated quantities of proved reserves    Year ended    Year ended     Year ended
(mmbbls)                                  December 31,  December 31,   December 31,
                                              1998          1997           1996
                                          ------------  -------------  -------------

Balance, beginning of year                        15.8          23.5           21.8
    Reserve additions                                -             -              -
    Economic revisions                               -          (4.3)           1.8
    Production and sale                           15.8          (3.4)          (0.1)
                                          ------------  -------------  -------------

Balance, end of year                                 -          15.8           23.5
                                          ============  =============  =============

Standardized measure of discounted future cash flows relating to proved oil and gas reserve quantities

In calculating the standardized measure of discounted future net cash flows, prices and costs in effect at year end were assumed to be constant, were applied to proved reserves and provision was made for estimated future development expenditures that will be required to produce the Company's reserves. Royalty deductions were based on laws, regulations and contracts existing at the end of the fiscal year. The discounted future net cash flows were derived by applying a 10% discount factor, as required by SFAS No. 69, to the future net cash flows.

Management believes that this information does not reflect the current economic value of the oil and gas properties or the present value of estimated future cash flows since no economic value is attributed to potential reserves, the use of a 10% discount rate is arbitrary and prices change constantly from year end levels.

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

14.     SUPPLEMENTAL  RESERVE  INFORMATION  (UNAUDITED)  -  CONTINUED

                                                        (000's)

December 31, 1998
    Future cash inflows                                 $     -
    Future capital lease payments                             -
    Future gross overriding royalties                         -
    Future production and development costs                   -
                                                        --------


10% annual discount for estimated timing of cash flows        -
                                                        --------

Standardized measure of future net cash flows           $     -
                                                        ========

Changes in standardized measure
    December 31, 1997                                   $  64.5
    Purchases of reserves in place                            -
    Sales of reserves in place                            (64.5)
    Net changes in prices and costs                           -
                                                        --------

December 31, 1998                                       $     -
                                                        ========


December 31, 1997
    Future cash inflows                                 $ 357.8
    Future capital lease payments                           6.6
    Future gross overriding royalties                     (35.8)
    Future production and development costs              (251.5)
                                                        --------

                                                           77.1

10% annual discount for estimated timing of cash flows    (12.6)
                                                        --------

Standardized measure of future net cash flows           $  64.5
                                                        ========

Changes in standardized measure
    December 31, 1996                                   $ 268.2
    Purchases of reserves in place                            -
    Production                                           (203.6)
    Net changes in prices and costs                        (.01)
                                                        --------


December 31, 1997                                       $  64.5
                                                        ========

                           ABACAN RESOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31
                           (Thousands of U.S. Dollars)
                                    (Note 1)

14.     SUPPLEMENTAL  RESERVE  INFORMATION  (UNAUDITED)  -  CONTINUED

                                                        (000's)
                                                        --------
December 31, 1996
    Future cash inflows                                 $ 537.4
    Future capital lease payments                          38.1
    Future gross overriding royalties                     (55.8)
    Future production and development costs              (217.4)
                                                        --------

                                                          302.3

10% annual discount for estimated timing of cash flows    (34.1)
                                                        --------

Standardized measure of future net cash flows           $ 268.2
                                                        ========


Changes in standard measure
    December 31, 1995                                   $ 152.0
    Purchases of reserves in place                            -
    Sales of reserves in place                                -
    Net changes in prices and costs                       116.2
                                                        --------

    December 31, 1996                                   $ 268.2
                                                        ========

U.S.  GAAP  RECONCILIATION

     The Company's Audited Consolidated Financial Statements for the fiscal year ended December 31, 1998 (the "1998 Financial Statements") have been prepared in accordance with generally accepted accounting principles in Canada. These principles differ in some respects to generally accepted accounting principles in the United States. The Company's 1998 Financial Statements include "Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Difference" as a supplement to the Auditors' Report. In addition, a detailed discussion entitled "Differences in Generally Accepted Accounting Principles Between Canada and the United States" is included as Note 12 of the 1998 Financial Statements. See "Consolidated Financial Statements and Unaudited Supplementary Data".

                           ABACAN RESOURCE CORPORATION
                          INDEPENDENT AUDITOR'S CONSENT



We consent to the inclusion of our report dated February 17, 1999 (which express an unqualified opinion and for U.S. Readers had a Canada-U.S. reporting difference which would require the addition of an explanatory paragraph (following the opinion paragraph) relating to the Company's ability to continue as a going concern), with respect to the consolidated financial statements of Abacan Resource Corporation appearing in the Annual Report on Form 10-KSB of
Abacan  Resource  Corporation  for  the  year  ended  December  31,  1998.



Deloitte  &  Touche  LLP


/s/  Deloitte  &  Touche  LLP
Chartered  Accountants
Calgary,  Alberta

March  26,  1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE ISSUER; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following is a list of the names of the Company's current directors and executive officers, their jurisdiction of residence and their principal occupation for the past five years. Each of the named directors has agreed to stand for re-election at the upcoming Annual and Special Meeting of Shareholders scheduled for March 29, 1999 in Houston, Texas.

NAME                       AGE          POSITION                        PRINCIPAL OCCUPATION WITHIN LAST FIVE YEARS
-------------------------  ---  ------------------------  ------------------------------------------------------------------------
Timothy T. Stephens         46  Chairman, President, CEO  President, Chief Executive Officer and Director since February 1998 and
Houston, Texas                  and Director              Chairman since February 1999; prior thereto, between March 1995 and
                                                          May 1997, the President and a Director of Seven Seas Petroleums Inc.
                                                          (TSE and NASDAQ); prior thereto, between July 1991 and March 1995, a Vice President of Enron Capital and Trade Resources Inc.

James S. Harvie (1)         49  Director                  Director since June 1997 and Chief Operating Officer between June 1997
Calgary, Alberta                                          and February 1999; prior thereto, between June 1994 and August 1996, the Executive Vice President of Midland Walwyn Capital Inc.; prior thereto, President of Deacon Barclay's Canada; former Governor of The
                                                          Toronto Stock Exchange.

T. B. ("Tunde") Folawiyo    39  Director                  Director since December 1993. Executive Director of Yinka Folawiyo
Lagos, Nigeria                                            Petroleum Co. Ltd. (a private Nigerian oil company) and Executive
                                                          Director of Yinka Folawiyo Group of Companies (an international business conglomerate).

James A. Kishpaugh (1)      58  Director                  Director since February 8, 1999. Chairman and CEO of Merlon Petroleum
Houston, Texas                                            Company, a private company, since 1997.  Chairman and CEO of Texas
                                                          International Company (NYSE) and Phoenix Resources Company
                                                          (NASDAQ) from 1978 to 1990.

Kenneth C. Rutherford (1)   45  Director                  Director since February 8, 1999. Vice President and CFO of Scorpion
Calgary, Alberta                                          Energy Corporation (TSE) from 1998 to present; President of Captiva
                                                          Resource Corporation, a private oil and gas financial, investment and administrative services company, from 1993 to present; Vice President
                                                          Finance and CFO of Arakis Energy Corporation (NASDAQ) from
                                                          December 1996 to September 1997 and a Director of Arakis from
                                                          July 1997 to October 1998.

_________
(1)     Indicates  member  of  the  Company's  Audit  Committee.

     During the fiscal year ended December 31, 1998, the Corporation paid no cash compensation (including salaries, director's fees, commissions, bonuses paid for services rendered, bonuses paid for services rendered in a previous year, and any compensation other than bonuses earned by the directors for services rendered) to the directors for services rendered as such. Compensation has been paid by the Corporation to certain directors or companies owned or controlled by directors where such directors have provided ongoing professional consulting or employment services to the Corporation or its subsidiaries. Executive officers of the Corporation who also act as directors of the Corporation, do not receive any additional compensation for services rendered in their capacity as directors, other than as paid by the Corporation to such executive officers in their capacity as executive officers.

     During the fiscal year ended December 31, 1998, a total of 4,999,500 stock options were granted to the directors of the Corporation (including directors who were executive officers).

SIGNIFICANT  EMPLOYEES

     The following persons, who are not directors or executive officers of the Company, are expected to make a significant contribution to the ongoing business affairs of the Company.

       NAME        AGE   POSITION                PRINCIPAL OCCUPATION WITHIN LAST FIVE YEARS
-----------------  ---  ----------  ----------------------------------------------------------------------
Wade G. Cherwayko   35  Consultant  Consultant to the Company since February 1998; President and Chief
Lagos, Nigeria                      Executive Officer of the Corporation between May 1993 and February
                                    1998; Director between November 1992 and February 1999; prior thereto, an independent international petroleum consultant.

FAMILY  RELATIONSHIPS

     There are no family relationships among the Company's directors or executive officers.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

     None of the Company's directors or executive officers have been involved during the past five years in any legal proceedings material to an evaluation of such persons ability or integrity.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) as of the effective date hereof.

ITEM  10.     EXECUTIVE  COMPENSATION

     Information in respect of this item appears on Pages 6 - 14 of the Company's Definitive Proxy Statement filed March 5, 1999 under the heading "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information in respect of this item appears on Pages 2 - 5 of the Company's Definitive Proxy Statement filed March 5, 1999 under the heading "Voting Shares and Principal Holders Thereof" and is incorporated herein by reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     There are no material interests, direct or indirect, of directors, senior officers, or any shareholder who beneficially owns, directly or indirectly, more than 5% of the outstanding Common Shares or any known associate or affiliates of such persons, in any transaction within the last two fiscal years or in any proposed transaction which has materially affected or would materially affect the Company other than as disclosed below:

TRANSACTIONS

(1) On April 5, 1995, Liberty Technical Services Ltd. ("Liberty") (a subsidiary of the Company) granted Yinka Folawiyo Petroleum Company Limited ("YFP") a 2.40879% before Payout (1.26% after Payout) royalty interest in respect of all petroleum substances produced from Concession Block OPL 237 in consideration of YFP's assistance in enabling the Company to acquire a Participating Interest in the concession. On March 31, 1997, YFP sold 0.9554% before Payout and 0.4863% after Payout of its royalty interest to Liberty in consideration of the payment of $3,767,495 from Liberty to YFP. The consideration for the purchased royalty interest was based upon the discounted future value of the royalty interest based upon the proved reserves on Concession Block OPL 237 at the time of purchase. The purchase price was determined based upon the purchase price paid by the Company for a royalty interest acquired by it from an unrelated third party. Payment was satisfied through the issuance of 482,239 common shares of Abacan at a price of $7.8125 per common share. YFP is a company that is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Tunde Folawiyo is a director and senior officer of YFP.

(2) On February 23, 1994, Liberty granted YFP a 2.45775% before Payout (1.2611% after Payout) royalty interest in respect of all petroleum substances produced from Concession Block OML 112 (formerly OPL 469) in consideration of YFP's assistance in enabling the Company to acquire a Participating Interest in the concession. On March 31, 1997, YFP sold 0.86125% before Payout and 0.43841% after Payout of its royalty interest to Liberty in consideration of the payment of $3,732,505 from Liberty to YFP. The consideration for the purchased royalty interest was based upon the discounted future value of the royalty interest based upon the proved reserves on Concession Block OPL 469 at the time of purchase. The purchase price was determined based upon the purchase price paid by the Company for a royalty interest acquired by it from an unrelated third party. Payment was satisfied through the issuance of 477,761 common shares of Abacan at a price of $7.8125 per common share.

(3) On March 8, 1992, the Company and YFP signed a Joint Venture Agreement for the exploration of Nigerian Concession Block OPL 309. Under the terms of the Joint Venture Agreement, the Company was responsible, inter alia, to pay YFP a conversion fee of $5.0 million upon the conversion of the OPL into an OML. On July 3, 1998, OPL 309 was converted into OML 113. Consequently, a payment of $5.0 million is due from the Company to YFP. Payment of this amount will come from a portion of the Company's net cash flow from future production on OML 113.

MATERIAL  INTERESTS

1. Pursuant to a Royalty Agreement between Liberty and Abacan International Resource Management Inc. ("AIRMI") dated December 2, 1994, AIRMI holds a 1.501% Pre-Payout (0.764% After Payout) royalty interest in respect of all petroleum substances produced from Concession Block OPL 237. AIRMI is a company wholly owned by Wade G. Cherwayko, a former President, CEO and director of Abacan.

2. Pursuant to a Royalty Agreement between Liberty and AIRMI dated August 19, 1993, AIRMI holds a 0.825% before Payout (0.42% after Payout) royalty interest in respect of all petroleum substances produced from Concession Block OML 112.

3. Pursuant to a Royalty Agreement between Liberty and AIRMI dated March 8, 1992, AIRMI holds a 1.65% before Payout (0.84% after Payout) royalty interest in respect of all petroleum substances produced from Concession Block OML 113.

4. Pursuant to a Participation/Royalty Agreement between Liberty and YFP dated April 5, 1995 (amended pursuant to a Sale Agreement dated March 31, 1997), YFP holds a 1.61146% before Payout (0.82037% after Payout) royalty interest in respect of all petroleum substances produced from Concession Block OML 112.

5. Pursuant to a Participation/Royalty Agreement between Liberty and YFP dated February 23, 1994 (amended pursuant to a Sale Agreement dated March 31,
1997), YFP holds a 1.59650% before Payout (0.81269% after Payout) royalty interest in respect of all petroleum substances produced from Concession Block OML 112.

6.     YFP  is  the indigenous Nigerian concession owner of Concession Block OML
113. Under the terms of the Joint Venture Agreement between the Company and YFP dated March 8, 1992, the Company is responsible for paying 100% of all capital and operating costs before to Payout reducing to 40% of all such costs after Payout. After accounting for royalties and taxes, the Company is entitled to 52.525% of all revenues earned before Payout and 26.74% of all revenues after Payout. YFP is not responsible for any costs before Payout but is entitled to 15.0% of all revenues before Payout. After Payout, YFP is responsible for 60% of all capital and operating costs and is entitled 28.0% of all revenues. In addition to the foregoing, the Company is responsible for a payment of $5.0 million to YFP as a result of the conversion of the oil prospecting licence to an oil mining lease in respect of Block OML 113. Payments are to be paid out of a portion of the Company's net cash flow from future production of Block OML 113.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-KSB

(3)     Exhibits:  See  the  Exhibits  Index  on  Page  77.

(4) Reports on Form 8-KSB: No reports on Form 8-KSB were filed during the last quarter of fiscal 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 1999.

ABACAN  RESOURCE  CORPORATION
(Registrant)

By: /s/ Timothy T. Stephens
______________________________
Timothy T. Stephens
Chairman of the Board , President and
Chief  Executive Officer
(Principal Executive
Officer)

By: /s/ James S. Harvie
______________________________
James S. Harvie
Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                Title                                 Date

/s/ Timothy T. Stephens  Chairman of the Board, President,
Timothy T. Stephens      Chief Executive Officer and Director  March 1, 1999

/s/ James S. Harvie      Director                              March 1, 1999
James S. Harvie

/s/ James Kishpaugh      Director                              March 1, 1999
James Kishpaugh

/s/ Ken Rutherford       Director                              March 1, 1999
Ken Rutherford

/s/ Tunde Folawiyo       Director                              March 1, 1999
Tunde Folawiyo

                                 ABACAN RESOURCE CORPORATION

                                       EXHIBITS INDEX


Exhibit
Number                                       Description
-------  -----------------------------------------------------------------------------------

3.1      Certificate of Amendment and Articles of Amalgamation dated February 10, 1995

3.2      Articles of Amendment dated June 20, 1997

3.3      By-Laws dated January 20, 1995

4.1      Description of Common Stock

10.1     Termination, Settlement and Release Agreement dated June 30, 1998 between Amni and Liberty, and first supplement agreement

10.2     Termination, Settlement and Release Supplemental Agreement dated June 30, 1998 between Amni and Liberty

10.3     Joint Venture Agreement  dated June 30, 1998 in respect of the Deep Ima Prospect between Amni and Liberty

10.4     Joint Operating Agreement dated June 30, 1998 in respect of the Deep Ima Prospect between Amni and Liberty

10.5     Debenture dated June 30, 1998 in respect of the Deep Ima Prospect between Amni and Liberty

10.6     Consent Agreement dated June 30, 1998 between Amni and Liberty

10.7     Termination Agreement dated June 30, 1998 in respect of the MOPU between
         Abacan Technical Services Ltd. ("Abacan Technical"), Liberty, Amni,
         Schlumberger and Sedco

10.8     Facility Agreement dated June 30, 1998 between Abacan Resource
         Corporation ("Abacan"), Dahomey Resource Corporation ("Dahomey"), Liberty and CSFB

10.9     Security Trust Deed dated June 30, 1998 between Abacan, Dahomey, Liberty,
         Abacan Resources (Benin) Limited ("Abacan Benin"), West African Resource
         Corporation, Agbara Resources Limited, Abacan Power (Benin) Limited, Abacan-
         Addax Benin Consortium S.A., Abacan Resources (Nigeria) Ltd., Angus
         International Resources Ltd., Profile International Ltd. and CSFB

10.10    Royalty Agreement dated March 8, 1992 in respect of Nigerian Concession Block
         OML 113 (formerly OPL 309) between Liberty and Abacan
         International Resource Management Inc. ("Airmi")

10.11 Royalty/Revenue Interest Sale Agreement dated March 31, 1997 in respect of Nigerian Block OML 112 (formerly OPL 469) between Liberty and Yinka
         Folawiyo Petroleum Company Limited ("YFP")

10.12    Royalty Agreement dated August 19, 1993  in respect of Nigerian Concession
         Block OML 112 (formerly OPL 469) between Liberty and Airmi

10.13 Royalty/Revenue Interest Sale Agreement dated March 31, 1997 in respect of Nigerian Block OPL 237 between Liberty and YFP

10.14    Royalty Agreement dated December 2, 1994 in respect of Nigerian
         Concession Block OPL 237 between Liberty and Airmi

10.15    Joint Operating Agreement dated March 8, 1992 in respect of Nigerian
         Concession Block OML 113 between Liberty and YFP

10.16    Joint Operating Agreement dated March 8, 1992 in respect of Nigerian
         Concession Block OML 113 between Liberty and YFP

10.17    Project Management Agreement dated March 8, 1992 in respect of
         Nigerian Concession Block OML 113 between Liberty, YFP and Airmi

10.18    Technical Assistance Agreement dated March 8, 1992 in respect of
         Nigerian Concession Block OML 113 between Liberty and YFP

10.19    Joint Venture Agreement dated November 27, 1996 in respect of
         Nigerian Concession Block OPL 310 between Liberty and Optimum Petroleum
         Development Limited ("Optimum")

10.20    Technical Assistance Agreement dated November 27, 1996 in respect of
         Nigerian Concession Block OPL 310 between Liberty and Optimum

10.21    [intentionally left blank]

10.22    Oil Exploration and Exploitation Contract - Offshore Block No. 4 dated February
         1, 1997 between Addax Petroleum Benin Limited ("Addax"), Abacan Resources
         (Benin) Limited and the Government of the Republic of Benin (English language translation of French language original).

10.23    Oil Exploration and Exploitation Contract - Offshore No. 1 and Seme Bloc dated
         February 1, 1997 between Addax Petroleum Benin Limited ("Addax"), Abacan
         Resources (Benin) Limited and the Government of the Republic of Benin (English
         language translation of French language original).

10.24    Purchase and Sale Agreement dated July 31, 1997 in respect of Benin Block 4 and Block 1 between Addax and Abacan Benin

10.25    Conveyance Agreement dated July 31, 1997 in respect of Benin Block 4 and
         Block 1 between Addax and Abacan Benin

10.26    Consulting Services Agreement dated July 18, 1996 between Texada Holdings
         Ltd. and Liberty

10.27    Employment Services Agreement dated February 10, 1998 between
         Timothy Stephens and  Abacan

10.28    Stock Option Plan dated June 20, 1997 and standard form of Stock
         Option Agreement

11.1     Statement re: Computation of Per Share Earnings

21.1     Subsidiaries

27.1     Summary Financial Information