Form 10QSB
period 1999-03-31
ABACAN RESOURCE CORP
filed 1999-05-17
CIK 1001084

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK  ONE)
[X]       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                         Commission File Number 33-99978

                           ABACAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)


             ALBERTA, CANADA                           (I.R.S. Employer
       (State or other jurisdiction of               Identification No.)
    incorporation or organization)


                          3050 POST OAK BLVD, SUITE 600
                                 HOUSTON, TEXAS
                                      77056
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 479-9770
               Registrant's telephone number, including area code)


Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: 114,370,836 shares of common stock were outstanding on May 11, 1999.

                           ABACAN RESOURCE CORPORATION
                                      INDEX


PART I          FINANCIAL  INFORMATION                         Page  Number

        Item 1  Consolidated  Balance  sheets  as  of  March  31,              3
                1999  and  December  31,  1998

                Consolidated  Statements  of  Operations  for  the             4
                Three  Months  ended  March  31,  1999  and  1998

                Consolidated  Statements  of Change in Cash Flows              5
                for  the  Three  Months  ended  March  31,  1999  and  1998

                Notes  to  Consolidated Financial Statements                   6

        Item 2  Management's  Discussion  and  Analysis  of                   10
                Financial  Condition  and  Results  of  Operations


PART  II        OTHER  INFORMATION

        Item 1  Legal  Proceedings                                            14

        Item 3  Defaults Upon Senior Securities                               14

        Item 4  Submission  of  Matters  to  a  Vote  of  Security Holders    15

        Item  6          Exhibits and Reports on Form 8K                      15

SIGNATURES                                                                    16

                         PART 1 - FINANCIAL INFORMATION

Item  1  -  Financial  Statements

                             ABACAN RESOURCE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                             (Thousands of U.S. Dollars)


                                                March 31, 1999    December 31, 1998
                                                 (unaudited)          (audited)
                                               ----------------  -------------------

ASSETS

Current Assets
   Cash                                        $         2,497   $            3,305
   Accounts receivable                                      23                   31
                                               ----------------  -------------------

                                                         2,520                3,336
                                               ----------------  -------------------



Petroleum and natural gas properties (Note 3)           92,409               92,431
                                               ----------------  -------------------

Deposits and other                                          66                   42
                                               ----------------  -------------------

                                               $        94,995   $           95,809
                                               ================  ===================



LIABILITIES

Current Liabilities
   Accounts payable                            $        10,203   $            9,663
   Royalties payable (Note 4)                            5,373                5,373
   Senior Secured Loan (Note 5)                         30,702               30,702
                                               ----------------  -------------------

                                                        46,278               45,738
                                               ----------------  -------------------



SHAREHOLDERS' EQUITY

Share capital                                          276,750              276,750
Deficit                                               (228,033)            (226,679)
                                               ----------------  -------------------

                                                        48,717               50,071
                                               ----------------  -------------------

                                               $        94,995   $           95,809
                                               ================  ===================

                           ABACAN RESOURCE CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31,
                           (Thousands of U.S. Dollars)



                                                  1999          1998
                                              (unaudited)   (unaudited)
                                              ------------  ------------


REVENUE
   Petroleum revenue (net of foreign taxes)   $         -   $     9,986
   Royalties                                            -        (1,235)
   Interest and other                                  28            41
   Property insurance settlement (Note 3)             460   C
                                              ------------  ------------

                                                      488         8,792
                                              ------------  ------------



EXPENSES
   Operating                                            -         8,041
   General and administrative                       1,338         1,644
   Interest and other financial expense               482         1,039
   Depletion, depreciation and amortization            22         1,980
                                              ------------  ------------

                                                    1,842        12,704
                                              ------------  ------------

NET LOSS FOR THE PERIOD                            (1,354)       (3,912)
                                              ------------  ------------

DEFICIT, Beginning of period                      226,679       239,176
                                              ------------  ------------

DEFICIT, END OF PERIOD                        $   228,033   $   243,088
--------------------------------------------  ============  ============

NET LOSS PER SHARE                            $     (0.01)  $     (0.03)
--------------------------------------------  ============  ============

                           ABACAN RESOURCE CORPORATION
                  CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31,
                           (Thousands of U.S. Dollars)



                                                              1999        1998
                                                          (unaudited)   (unaudited)
                                                          ------------  -----------


Cash provided by (used in):

OPERATING ACTIVITIES
   Net loss for the period                                $    (1,354)  $ (3,912)
   Items not affecting cash
     Depletion, depreciation and amortization                      22      1,980
                                                          ------------  ---------

   Changes in non-cash operating working capital items            548     10,240
                                                          ------------  ---------

                                                                 (784)     8,308
                                                          ------------  ---------



FINANCING ACTIVITIES
   Long term debt                                                   -     (2,916)
   Capital lease obligation                                         -       (352)
--------------------------------------------------------  ------------  ---------

  -                                                                 -     (3,268)
--------------------------------------------------------  ------------



INVESTING ACTIVITIES
   Expenditures on petroleum and natural gas properties             -    (15,758)
   Changes in non-cash working capital items                        -     10,862
   Other                                                          (24)         -
                                                          ------------  ---------

                                                                  (24)    (4,896)
                                                          ------------  ---------



INCREASE (DECREASE) IN CASH                                      (808)       144
                                                          ------------  ---------

CASH - BEGINNING OF PERIOD                                      3,305      1,813
                                                          ------------  ---------

CASH - END OF PERIOD                                      $     2,497   $  1,957
--------------------------------------------------------  ============  =========

                           ABACAN RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     Interim  Financial  Statements
     ------------------------------

     The consolidated financial statements included herein have been prepared by Abacan Resource Corporation and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. These financial statements include accounts of Abacan Resource Corporation, a Canadian Corporation incorporated in the Province of Alberta and all of its wholly owned subsidiaries (the "Company"). The accompanying consolidated balance sheet as at March 31, 1999 and the consolidated statements of operations and deficit and changes in cash flows for the three months ended March 31, 1999 and March 31, 1998 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the Company's the financial position as at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998 and any capitalized terms used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in that Form 10-KSB.

     Continuation  of  Business
     --------------------------

     Abacan Resource Corporation is an independent energy company engaged in the acquisition and exploration of oil and gas properties located principally in the West African countries of Nigeria and Benin. Since the reorganization of its oil and gas operations in June 1998, the Company has focused its efforts on its Benin Basin holdings where negotiations are currently underway for the establishment in Benin of a natural gas powered electrical generation plant that is planned to utilize the natural gas resources identified in the Company's Benin Basin concessions. The Company is also actively marketing the farm-out, sale or other disposition of its properties to industry partners.

     The consolidated financial statements are unaudited and have been presented by management using accounting principles applicable to a going concern, which assumes that the Company will continue operations in the foreseeable future and be able to realize assets and satisfy liabilities in the normal course of business. The Company has a liquidity problem which casts doubt upon the validity of this assumption.

     The Company's ability to continue as a going concern is dependent upon the following factors which outline management's plan:

     i) the development of the natural gas reserves in the Benin Basin Concessions OML113 and OPL 310 including the development of a market for the produced natural gas in this area;

     ii) obtaining financing in the form of equity, debt or a combination thereof in order to continue the development of the petroleum reserves in the above mentioned Concessions;

     iii) negotiating  a  joint  venture  for  the  continued   exploration  and
          development of the Company's West African acreage position;

     iv)  continuing  to  finance  general  and  administrative   expenses  from
          existing cash or financing in the form of equity, debt or combination thereof; and

     v) negotiations with certain suppliers to settle current liabilities and forbearance of the Company's secured and unsecured creditors.

     If the going concern assumption was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported net loss and the balance sheet classifications used.

     Generally  Accepted  Accounting  Standards
     ------------------------------------------

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada which differ from accounting principles generally accepted in the United States. In the opinion of management, there are no differences between Canadian and U.S. GAAP materially affecting the Company's interim financial statements.

2.   LOSS PER COMMON SHARE

     Supplemental loss per share information is provided below:

                                            For the Three Months Ended March 31
                        ---------------------------------------------------------------------------
                            Loss                                 Shares           Per-Share Amount
                        --------------------------  -----------------------------  ----------------
                            1999          1998            1999           1998       1999     1998
                        ------------  ------------  ----------------  -----------  -------  -------

Net loss                $(1,354,000)  $(3,912,000)       114,370,836  112,881,836  $(0.01)  $(0.03)
                        ------------  ------------  ----------------  -----------  -------  -------

Basic loss per Share
                        $     (0.01)  $     (0.03)                -            -        -        -
                        ------------  ------------  ----------------  -----------  -------  -------

Stock Options            12,356,200    10,461,750                 -            -        -        -
----------------------  ------------  ------------  ----------------  -----------  -------  -------

Diluted loss per Share
                        $     (0.01)  $     (0.03)                -            -        -        -
                        ============  ============  ================  ===========  =======  =======

     Net loss per common share has been computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods. During the three months ended March 31, 1999, the Company had outstanding 12,356,200 stock options and warrants to purchase 12,356,200 shares of common stock, which were antidilutive and were not included in the calculation as the exercise price exceeded the market value. In 1998, the Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This accounting change had no effect on previously reported earnings (loss) per share (EPS) data.

3.   PETROLEUM AND NATURAL GAS PROPERTIES

     The Company disposed of substantially all of its working interests in its petroleum and natural gas properties located in the Niger Delta region of Nigeria in June 1998 as part of a general reorganization of its petroleum and natural gas operations. As a result, following the reorganization the Company's principal petroleum and natural gas properties are comprised of Nigerian offshore Block OML 113, Block OPL 310 and Benin Republic offshore Blocks 1 and 4.

     During the period, the Company received $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession previously disclosed of.

     The Company's interests in its petroleum and natural gas properties include obligations to meet certain minimum work requirements and/or expenditures. In the case of Block OML 113, the Company has satisfactorily met such minimum requirements.

     On Concession Block OPL 310, the Company is required to complete a minimum work program consisting of three wells and a seismic program. The obligation of the Company to initiate expenditures towards satisfaction of the minimum work program commences after receipt of requisite government approval of the joint venture agreement between the Company an the indigenous Nigerian concession owner, Optimum Petroleum Development Limited. The OPL for Concession Block OPL 310 has expired and Optimum has not secured a renewal, extension or requisite government approval of the joint venture agreement.

     In Benin, the Company was required to complete a seismic program and drill one well on Block 1 by February 28, 1999. The Company has obtained an extension to August 30, 1999 to meet these requirements. The Company is required to complete a seismic program on Block 4 during an initial exploration period ending January 31, 2000. The Company is awaiting government confirmation that the minimum work program for the initial exploration period has been satisfied.

4.   ROYALTIES PAYABLE

     As at March 31, 1999, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. Airmi is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Mr. Folawiyo is also an executive officer of YFP.

5.   SENIOR SECURED LOAN

     On June 30, 1998, the Company established a $30.7 million credit facility (the "Secured Loan"). The Secured Loan replaced a Crude Oil Prepayment Agreement that was established in 1997 and pursuant to which approximately $35.0 million was advanced to the Company. Under the terms of the Secured Loan, interest is payable on the outstanding principal balance of the credit facility at a maximum rate equal to Libor plus 4% per annum. Repayment of $20.1 million of the principal amount is due June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Under the terms of the Secured Loan, interest payments are due quarterly and were to initially commence on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The lender subsequently advised that notwithstanding its written extension, the first interest installment continued to be due on December 31, 1998. The Company has not made the December 31, 1998 or March 31, 1999 interest installments and is currently negotiating with the lender for relief from these payments and from other near-term cash interest and principal payments.

     The Company has granted security in respect of its repayment obligations under the Secured Loan. Included as security are: (1) a pledge of all of the common shares of those subsidiaries that hold or held Participating Interests in the Company's Niger Delta and Benin Basin Concessions; (2) a series of debentures granting a security interest against the Company's Participating Interests in its Niger Delta and Benin Basin Concessions; and
     (3) a guarantee of Abacan Resource Corporation for all outstanding amounts due under the Secured Loan.

6.   CONTINGENCIES

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

7.   SUBSEQUENT EVENTS

     On January 26, 1999, the Company announced that it had been advised by Nasdaq Stock Market Inc. that the trading price of the Company's common stock was below the $1.00 per share minimum established by the Nasdaq National Market for continued listing on that market. The Company was granted until April 7, 1998 to meet the minimum trading price requirement, failing which the Company's common stock would become subject to de-listing from the Nasdaq National Market. On March 29, 1999, the shareholders of the Company approved a resolution authorizing the directors of the Company, in their sole discretion, to give effect to a consolidation (reverse stock split) of the Company's common stock in order to satisfy the Nasdaq minimum trading price requirement. Subsequent thereto, the directors determined that it was not in the best interests of the Company to effect a consolidation at that time and did not proceed to authorize a consolidation of the Company's common stock. On April 8, 1999, the Company's common shares were de-listed from the Nasdaq National Market and commenced trading on the Nasdaq OTC Bulletin Board. The Company's common shares continue to trade on The Toronto Stock Exchange.

8.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. However, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company's financial statements contained herein and in the Form 10-KSB for the year ended December 31, 1998 along with Management's Discussion and Analysis contained in such Form 10-KSB. Any capitalized terms used but not defined in the following discussion have the same meaning given to them in the Form 10-KSB.

Abacan Resource Corporation is an independent energy company engaged in the acquisition and exploration of oil and gas properties located principally in the West African countries of Nigeria and Benin. Prior to a reorganization of its oil and gas operations in June 1998, the Company's operations were focused in two distinct geological regions - the Niger Delta, Nigeria's prolific oil producing region located in south-central Nigeria, and the Benin Basin, a largely unexplored area located in the coastal waters of western Nigeria and Benin. Subsequent to the reorganization of its oil and gas operations, the Company has focused its efforts on its Benin Basin holdings where negotiations are currently underway for the establishment in Benin of a natural gas powered electrical generation plant that is expected to utilize the natural gas resources identified in the Company's Benin Basin concessions. The Company is also actively marketing the farm-out, sale or other disposition of its properties to industry partners.

OVERVIEW OF FIRST QUARTER OF 1999

The Company is continuing to focus on its two initiatives involving its substantial Benin Basin acreage: (1) the Benin Power Project, which is expected to be supplied fuel from the Company's Block OML 113 and Benin Block 1 gas reserves; and (2) the exploration of its Benin Basin Concessions consisting of Block OML 113 and Block OPL 310 in Nigeria and Block 4, offshore Benin.

Benin Power Project
-------------------

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

Exploration of Additional Benin Basin Acreage
---------------------------------------------

The Company is focused on the development of its Benin Basin concession however, it does not currently have the financial resources necessary to explore and develop its prospects and therefore will be reliant on third-party funding sources to provide the necessary capital to do so. Interest has been expressed by a several possible industry partners and the Company continues to explore various options with respect to securing a partner. Types of relationships that are currently being contemplated are joint venture transactions, farm-outs, sales of interests or a merger.

LIQUIDITY,  OPERATING  AND  CAPITAL  REQUIREMENTS  AND  FUNDING  ALTERNATIVES

The Company continues to have a serious liquidity problem that casts doubt upon the ability of the Company to continue operations in the foreseeable future. As of March 31, 1999, the Company had approximately $2.5 million of cash, senior secured debt of approximately $30.7 million, accounts payable of approximately $10.2 million and royalties payable of approximately $5.4 million.

As a result of the disposition of its producing properties in June 1998, the Company did not have any other source of oil and gas revenue during the three months ended March 31, 1999. The Company does not anticipate generating revenues or cash flow until the completion of the Benin Basin electrical generation project or the sale or farm-out of part or all of its existing properties. The Company has limited cash reserves and, despite a reduction in operational costs, is continuing to incur general, administrative and other related expenses including interest expense. Based upon current expenditure levels, the cash reserves of the Company will not be sufficient to sustain the operations of the Company at current levels. That being the case, the Company's ability to continue as a going concern is dependent on the following:

1. The development of the natural gas resources in Benin Basin Concession Blocks OML 113 and OPL 310 including the development of a commercial market for the natural gas produced in this area;

2. Obtaining financing in the form of equity, debt or a combination thereof in order to continue the development of the petroleum resources in the above referenced concession blocks;

3. Negotiating a joint venture for the continued exploration and development of the Company's West African acreage position;

4. Continuing to finance general and administrative expenses from existing cash or financing in the form of equity, debt or a combination thereof;

5. Negotiations with certain suppliers to settle current liabilities and forbearance of the Company's secured and unsecured creditors;

The Company has received an indication from two major shareholders that, subject to the fulfillment of certain conditions, additional funding may be available to the Company. However, there is no assurance any such funding, joint venture transactions or asset sales will be available to the Company.

SENIOR SECURED LOAN

In August 1997, the Company was advanced a Secured Loan pursuant to a Crude Oil Prepayment Agreement with a major international oil marketing company. The proceeds of the Secured Loan were used by the Company to repay outstanding project financing and exploration and development costs for the production of petroleum from the Ima Field located in the Niger Delta. The $30.7 million Secured Loan was restructured on June 30, 1998. As restructured, repayment of the principal amount of $20.1 million of the secured loan was deferred until June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The lender subsequently advised that notwithstanding its written extension, the first interest installment continued to be due on December 31,1998. The Company has not made the December 31, 1998 or March 31, 1999 interest installments. The Company is currently negotiating with the lender regarding relief from these payments and from other near-term interest and principal payments. The Company currently does not have nor does it anticipate having sufficient funds to satisfy the initial principal payment due on the Secured Loan on June 30, 1999.

The Company has granted security to the lender in respect of its repayment obligations under the Secured Loan. The Secured Loan includes a number of events of default. In the event of the Company's default under the terms of the Secured Loan, the lender may call upon the Company to immediately pay the outstanding principal or interest due thereunder, or take title to, sell or otherwise dispose of the common shares of substantially all of the Company's subsidiaries. Should the lender become entitled to realize upon its security, the Company may lose part or all of its interests in part of all of its oil and gas properties. The Company may currently be in default of one or more terms of the Secured Loan.

ACCOUNTS PAYABLE

As at March 31, 1999, the Company had approximately $10.2 million in unsecured trade debt. The Company continues to work to reach settlement arrangements with its creditors.

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

ROYALTIES PAYABLE

As at March 31, 1999, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. AIRMI is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Mr. Folawiyo is also an executive officer of YFP.

RESULTS OF OPERATIONS

Production and Sales
--------------------

The Company discontinued its hydrocarbon production operations due to the sale of the Ima Field in June 1998. Consequently, no production revenues or production expenses were recorded during the three months ended March 31, 1999.

Property Insurance Settlement
-----------------------------

The Company received approximately $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession block previously disposed of.

General and Administrative Expenses
-----------------------------------

General and Administrative expenses for the three months ended March 31, 1999 were approximately $1.3 million versus approximately $1.6 million for the three months ended March 31, 1998. The reduction in costs was attributed primarily to a reduction in overhead expenses due primarily to the closure of three offices, a reduction in staff levels and the out-sourcing of several of the Company's administrative functions. The Company continues however to incur significant legal and accounting expenses incurred related to the completion of negotiations respecting its Benin Basin properties and its ongoing restructuring process. Critical to continued existence of the Company is the continued reduction and re-alignment of general and administrative expenses to better reflect the Company's current situation and future prospects. The Company currently has no revenue or cash flow and limited cash reserves. Accordingly, the Company will require additional financing in the near term in order to sustain its current level of operations.

Interest and Other Financial Expense
------------------------------------

For the three months ended March 31, 1999, the Company incurred approximately $0.5 million in interest and other financial expenses versus approximately $1.0 million for the same period in 1998. These charges are primarily related to the lender both prior to and following its restructuring. The December 31, 1998 and March 31, 1999 quarterly interest payments have not been made. The Company is currently negotiating with the lender regarding relief from these payments and from other near-term cash interest and principal payments.

OUTLOOK

As outlined in the Company's most recent annual report on Form 10-KSB, the continuing corporate financial restructure is a critical priority to the sustained viability of the Company. The Company is exploring opportunities to raise additional capital, settle liabilities and reduce overhead costs. In addition, the Company is exploring various options that allow for external funding for further development of its remaining Benin Basin concession blocks, including a farm-out, sale of interests or merger. Should the Company be unable to raise additional capital, either directly or through a combination of a sale or farm-out of assets, or a business combination, it may be required to cease operations.

YEAR 2000

The Company is assessing the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems infrastructure Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

SUBSEQUENT EVENTS

Common Shares De-Listed From Nasdaq National Market
---------------------------------------------------

On January 26, 1999, the Company announced that it had been advised by Nasdaq Stock Market Inc. that the trading price of the Company's common stock was below the $1.00 per share minimum established by the Nasdaq National Market for continued listing on that market. The Company was granted until April 7, 1998 to meet the minimum trading price requirement, failing which the Company's common stock would become subject to de-listing from the Nasdaq National Market. On March 29, 1999, the shareholders of the Company approved a resolution authorizing the directors of the Company, in their sole discretion, to give effect to a consolidation (reverse stock split) of the Company's common stock in order to satisfy the Nasdaq minimum trading price requirement. Subsequent thereto, the directors determined that it was not in the best interests of the Company to effect a consolidation at that time and did not proceed to authorize a consolidation of the Company's common stock. On April 8, 1999, the Company's common shares were de-listed from the Nasdaq National Market and commenced trading on the Nasdaq OTC Bulletin Board. The Company's common shares continue to trade on The Toronto Stock Exchange.


                           PART II - OTHER INFORMATION

Item  1  -  Legal  Proceedings

There have been no material changes to the status of the legal proceedings reported by the Company on Form 10-KSB for the year ended December 31, 1998.

Item  3  -  Defaults  Upon  Senior  Securities

On June 30, 1998, the Company restructured its outstanding $30.7 million senior secured loan. As restructured, repayment of the principal amount of $20.1 million of the loan was deferred until June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The lender subsequently advised that, notwithstanding its written extension, the first interest installment continued to be due on December 31, 1998. The Company has not made the December 31, 1998 or March 31, 1999 interest installments. As of March 31, 1999 total interest arrears are estimated at $974,000 in respect of such unpaid installments.

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

(a) The Company held an annual and special meeting of shareholders on March 29, 1999.

(c) Set forth are the results of the voting with respect to each matter acted upon at the meeting (proxy totals in thousands):



                                                                                          Broker
                                                  For       Against   Withheld  Abstain  Non votes
                                               ----------  ---------  --------  -------  ---------


Setting Number of Directors at Five            68,343,146    325,681        -        -          -
                                               ----------  ---------  --------  -------  ---------

Election of Directors
Timothy T. Stephens                            68,388,195          -   414,137       -          -
James S. Harvie                                68,414,332              388,000
T. B. ("Tunde") Folawiyo                       68,420,899              381,433
James A. Kishpaugh                             68,418,932              383,400
Kenneth C. Rutherford                          68,423,932              378,400
                                               ----------             --------

Amendment to the Articles of Incorporation to  67,616,231  1,104,443         -        -         -
Give Effect to a Reverse Stock Split, at the
Discretion of the Board of Directors

Appointment of Deloitte & Touche, LLP as       68,460,704          -   285,748        -         -
Auditor


Item  6  -  Exhibit  and  Reports  on  Form  8-K

(a)  Exhibit - 27.1 - Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

ABACAN  RESOURCE  CORPORATION  AND  SUBSIDIARIES  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABACAN  RESOURCE
                                        CORPORATION
                                        (Registrant)


Date:  May  14,  1999         By:  /s/  Timothy T. Stephens
       --------------                   -----------------------------------
                                        Timothy  T.  Stephens
                                        President (Chief Executive Officer)
                                        and  a  Director

                                Index to Exhibits




                     Exhibit #     Description Data Schedule
                     ---------     -------------------------
                       27.1        Financial Data Schedule