Form 10QSB
period 1999-06-30
ABACAN RESOURCE CORP
filed 1999-08-06
CIK 1001084

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK  ONE)
[X]       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

[ ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                         Commission File Number 33-99978

                           ABACAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)


            ALBERTA, CANADA
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                          3050 POST OAK BLVD, SUITE 699
                                 HOUSTON, TEXAS
                                      77056
                    (Address of principal executive offices)
                                   (Zip Code)

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: 121,037,504 shares of common stock were outstanding on July 27, 1999.

                           ABACAN RESOURCE CORPORATION
                                      INDEX



PART I                   FINANCIAL INFORMATION               Page Number
  Item 1 .  Consolidated Balance Sheets as of June 30,                 3
            1999 and December 31, 1998

            Consolidated Statements of Operations for the              4
            Six Months ended June 30, 1999 and 1998

            Consolidated Statements of Change in Cash Flows            5
            for the Six Months ended June 30, 1999 and 1998

            Notes to Consolidated Financial Statements                 6

  Item 2 .  Management's Discussion and Analysis of                   10
            Financial Condition and Results of Operations


PART II. .  OTHER INFORMATION

  Item 1 .  Legal Proceedings                                         14

  Item 3 .  Defaults Upon Senior Securities                           14

  Item 6 .  Exhibits and Reports on Form 8K                           14

SIGNATURES                                                            15

                         PART 1 - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS
---------------------------------


                            ABACAN RESOURCE CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                            (Thousands of U.S. Dollars)

                                                June 30, 1999    December 31, 1998
                                                 (unaudited)          (audited)
                                               ---------------  -------------------
ASSETS
Current Assets
   Cash . . . . . . . . . . . . . . . . . . .  $        1,646   $            3,305
   Accounts receivable. . . . . . . . . . . .              18                   31
                                               ---------------  -------------------
                                                        1,664                3,336

Petroleum and natural gas properties (Note 3)          92,404               92,431
Deposits and other. . . . . . . . . . . . . .              56                   42
                                               ---------------  -------------------
                                               $       94,124   $           95,809
                                               ===============  ===================

LIABILITIES
Current Liabilities
   Accounts payable . . . . . . . . . . . . .  $        9,232   $            9,170
   Interest payable (Note 5). . . . . . . . .           1,464                  493
   Royalties payable (Note 4) . . . . . . . .           5,373                5,373
   Senior Secured Loan (Note 5) . . . . . . .          30,702               30,702
                                               ---------------  -------------------
                                                       46,771               45,738
                                               ---------------  -------------------

SHAREHOLDERS' EQUITY
Share capital . . . . . . . . . . . . . . . .         276,750              276,750
Deficit . . . . . . . . . . . . . . . . . . .        (229,397)            (226,679)
                                               ---------------  -------------------
                                                       47,353               50,071
                                               ---------------  -------------------
                                               $       94,124   $           95,809
                                               ===============  ===================

                           ABACAN RESOURCE CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                        FOR THE SIX MONTHS ENDED JUNE 30,
                           (Thousands of U.S. Dollars)

                                                   1999          1998
                                               (unaudited)   (unaudited)
                                              ------------  ------------
REVENUE
   Petroleum revenue (net of foreign taxes).  $         -   $    14,258
   Royalties . . . . . . . . . . . . . . . .            -        (1,628)
   Interest and other. . . . . . . . . . . .           48            41
   Property insurance settlement (Note 3). .          460             -
                                              ------------  ------------
                                                      508        12,671
                                              ------------  ------------

EXPENSES
   Operating . . . . . . . . . . . . . . . .            -        17,431
   General and administrative. . . . . . . .        2,228         2,601
   Interest and other financial expense. . .          971         2,147
   Depletion, depreciation and amortization.           27         4,035
                                              ------------  ------------
                                                    3,226        26,214
                                              ------------  ------------
NET LOSS BEFORE THE UNDERNOTED . . . . . . .       (2,718)      (13,543)
GAIN ON SALE OF ASSETS . . . . . . . . . . .            -        27,317
                                              ------------  ------------
NET EARNINGS (LOSS) FOR THE PERIOD . . . . .       (2,718)       13,774
DEFICIT, Beginning of period . . . . . . . .      226,679       239,176
                                              ------------  ------------
DEFICIT, END OF PERIOD . . . . . . . . . . .  $   229,397   $   225,402
                                              ============  ============
NET EARNINGS (LOSS) PER SHARE. . . . . . . .  $     (0.02)  $      0.12
                                              ============  ============

                              ABACAN RESOURCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOW
                           FOR THE SIX MONTHS ENDED JUNE 30,
                              (Thousands of U.S. Dollars)

                                                                 1999          1998
                                                             (unaudited)   (unaudited)
                                                            ------------  ------------
Cash provided by (used in):
OPERATING ACTIVITIES
   Net earnings (loss) for the period. . . . . . . . . . .  $    (2,718)  $    13,774
   Items not affecting cash
     Gain on sale of assets. . . . . . . . . . . . . . . .            -       (27,317)
     Depletion, depreciation and amortization. . . . . . .           27         4,035
   Changes in non-cash operating working capital items . .        1,046       (46,192)
                                                            ------------  ------------
                                                                 (1,645)      (55,700)
                                                            ------------  ------------

FINANCING ACTIVITIES
   Long term debt. . . . . . . . . . . . . . . . . . . . .            -        (4,417)
   Capital lease obligation. . . . . . . . . . . . . . . .            -        (6,566)
                                                            ------------  ------------
                                                                      -       (10,983)
                                                            ------------  ------------

INVESTING ACTIVITIES
   Expenditures on petroleum and natural gas properties. .            -       (13,136)
   Changes in non-cash working capital items . . . . . . .            -        81,389
   Other . . . . . . . . . . . . . . . . . . . . . . . . .          (14)            -
                                                            ------------  ------------
                                                                    (14)       68,253
                                                            ------------  ------------

INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . .       (1,659)        1,570
CASH - BEGINNING OF PERIOD . . . . . . . . . . . . . . . .        3,305         1,813
                                                            ------------  ------------
CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . .  $     1,646   $     3,383
                                                            ============  ============

SUPPLEMENTAL NON-CASH
   Acquisition of petroleum and natural gas properties for  $         -   $     2,000
   common shares
                                                            ============  ============

                           ABACAN RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS  OF  PRESENTATION

     Interim  Financial  Statements
     ------------------------------

     The consolidated financial statements included herein have been prepared by Abacan Resource Corporation and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. These financial statements include accounts of Abacan Resource Corporation, a Canadian corporation incorporated in the Province of Alberta and all of its wholly owned subsidiaries (the "Company"). The accompanying consolidated balance sheet as at June 30, 1999 and the consolidated statements of operations and deficit and changes in cash flows for the six months ended June 30, 1999 and June 30, 1998 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the Company's financial position as at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and June 30, 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998. Any capitalized terms used but not defined in these Notes to Consolidated Financial Statements have the same meaning given to them in that Form 10-KSB.

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

2.   LOSS  PER  COMMON  SHARE

     Supplemental loss per share information is provided below:

                                                 For  the  Six  Months  Ended  June  30
                                    ---------------------------------------------------------------------
                                               Loss                     Shares           Per-Share Amount
                                    -------------------------  ------------------------  ----------------
                                        1999         1998         1999         1998        1999     1998
                                    ------------  -----------  -----------  -----------  --------  ------
Net earnings (loss)                 $(2,718,000)  $13,774,000  114,370,836  114,370,836  $ (0.02)  $ 0.12
Basic earnings (loss) per Share
                                    $     (0.02)  $      0.12            -            -        -        -
Stock Options                        12,356,200    11,974,450            -            -        -        -
Diluted earnings (loss) per Share
                                    $     (0.02)  $      0.12            -            -        -        -
                                    ------------  -----------  -----------  -----------  -------  -------


     Net loss per common share has been computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods. During the six months ended June 30, 1999, the Company had outstanding stock options and warrants to purchase 12,356,200 shares of common stock, which were antidilutive and were not included in the calculation as the exercise price exceeded the market value. In 1998, the Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This accounting change had no effect on previously reported earnings
     (loss) per share (EPS) data.

3.   PETROLEUM  AND  NATURAL  GAS  PROPERTIES

     The Company disposed of substantially all of its working interests in its petroleum and natural gas properties located in the Niger Delta region of Nigeria in June 1998 as part of a general reorganization of its petroleum and natural gas operations. As a result, following the reorganization, the Company's principal petroleum and natural gas properties are comprised of Nigerian offshore Block OML 113, Block OPL 310 and Benin Republic offshore Blocks 1 and 4.

     During the six month period ended June 30, 1999, the Company received $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession previously disposed of by the Company.

     The Company's interests in its petroleum and natural gas properties include obligations to meet certain minimum work requirements and/or expenditures. In the case of Block OML 113, the Company has satisfactorily met such minimum requirements.

     On Concession Block OPL 310, the Company is required to complete a minimum work program consisting of three wells and a seismic program. The obligation of the Company to initiate expenditures towards satisfaction of the minimum work program commences after receipt of requisite government approval of the joint venture agreement between the Company and the indigenous Nigerian concession owner, Optimum Petroleum Development Limited ("Optimum"). The OPL for Concession Block OPL 310 has expired and Optimum has not secured a renewal, extension or requisite government approval of the joint venture agreement.

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

4.   ROYALTIES  PAYABLE

     As at June 30, 1999, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. Airmi is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Mr. Folawiyo is also an executive officer of YFP.

5.   SENIOR  SECURED  LOAN

     In August 1997, the Company obtained debt financing of approximately $35.0 million pursuant to a Crude Oil Prepayment Agreement with its crude oil marketer. This financing was replaced with a $30.7 million credit facility (the "Secured Loan") on June 30, 1998. Under the terms of the Secured Loan, repayment of $20.1 million was due June 30, 1999 with the balance of $10.6 million due December 31, 1999. Interest is payable quarterly on the outstanding principal at a maximum rate equal to LIBOR plus 4% per annum commencing December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the secured lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The secured lender subsequently advised that notwithstanding its written extension, the first interest installment continued to be due on December 31, 1998. The Company has not made the June 30, 1999 principal repayment nor has it made the December 31, 1998, March 31 or June 30, 1999 interest installments. The Company is currently negotiating with the secured lender to restructure the Secured Loan with a view of further extending its principal and interest repayment obligations.

     The Company has granted security in respect of its repayment obligations under the Secured Loan. Included as security are: (1) a pledge of all of the common shares of those subsidiaries that hold or held Participating Interests in the Company's Niger Delta and Benin Basin Concessions; (2) a series of debentures granting a security interest against the Company's Participating Interests in its Niger Delta and Benin Basin Concessions; and
     (3) a guarantee of Abacan Resource Corporation for all outstanding amounts due under the Secured Loan. The Company is not currently aware of any actions taken by the secured lender to realize on its security notwithstanding that the Company has not made the required principal and interest payments under the Secured Loan.

6.     CONTINGENCIES

     Although Amni agreed to assume liability for any claims against the Company in respect of the oil and gas operations on the Ima Field, the Company will continue to be liable to trade and other creditors in respect of which it is a party until full settlement arrangements can be established. Management believes that the Company does not have any exposure in these matters.

     On March 5, 1999, the Company and Amni International Petroleum Development Company Limited settled a $1.7 million lawsuit for approximately $860,000 utilizing insurance proceeds from the IMA #9 well settlement.

7.     SUBSEQUENT  EVENTS

     On July 13, 1999, Abacan Resource Corporation closed a private placement of 6,666,668 common shares with two U.S. institutional investors at a price of $0.15 per common share for gross proceeds of $1,000,000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

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

OVERVIEW  OF  SECOND  QUARTER  OF  1999

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

Benin  Power  Project
---------------------

On May 27, 1998, the Company entered into a Letter of Intent ("LOI") with a subsidiary of a major international natural gas and electrical power generating company and the Government of Benin for the development of an electrical power plant to be located in Cotonou, Benin. Under the terms of the LOI, the required natural gas feedstock for the project is expected to come from the Company's Aje Field natural gas resources identified on Nigerian Block OML 113 and from Block 1 in Benin. Although some delays have been encountered due to recent elections held in Benin, negotiations are continuing towards the signing of a definitive Power Purchase Agreement.

Exploration  of  Additional  Benin  Basin  Acreage
--------------------------------------------------

The Company is focused on the development of its Benin Basin concessions however, it does not currently have the financial resources necessary to explore and develop its prospects and therefore will be reliant on third-party funding sources to provide the necessary capital to do so. The Company continues to explore various options with respect to securing a partner. Types of relationships that are currently being contemplated are joint venture transactions, farm-outs, sales of interests or a merger.

LIQUIDITY,  OPERATING  AND  CAPITAL  REQUIREMENTS  AND  FUNDING  ALTERNATIVES

The Company continues to have a serious liquidity problem that casts doubt upon the ability of the Company to continue operations in the foreseeable future. As of June 30, 1999, the Company had approximately $1.6 million of cash, senior secured debt of approximately $30.7 million, interest payable on senior secured debt of approximately $1.5 million, accounts payable of approximately $9.2 million and royalties payable of approximately $5.4 million.

As a result of the disposition of its producing properties in June 1998, the Company did not have any other source of oil and gas revenue during the six months ended June 30, 1999. The Company does not anticipate generating revenues or cash flow until the completion of the Benin Basin electrical generation project or the sale or farm-out of part or all of its existing properties. The Company has limited cash reserves and, despite a reduction in operational costs, is continuing to incur general, administrative and other related expenses including interest expense. Based upon current expenditure levels, the cash reserves of the Company will not be sufficient to sustain the operations of the Company at current levels over the long term. That being the case, the Company's ability to continue as a going concern is dependent on the following:

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

On July 13, 1999, the Company completed a private placement of 6,666,668 common shares to two U.S. institutional investors at a price of $0.15 per common share for gross proceeds of $1,000,000. The institutional investors have advised the Company that additional near-term financing of up to $2,000,000 may be available for the Company's on-going operations, at the discretion of the investors, pursuant to future private placements, at prices and terms to be agreed upon in the future. However, there is no assurance that any such funding will be available to the Company.

SENIOR  SECURED  LOAN

In August 1997, the Company obtained debt financing of approximately $35.0 million pursuant to a Crude Oil Prepayment Agreement with a major international oil marketing company. The proceeds of this debt financing were used by the Company to repay outstanding project financing and exploration and development costs for the production of petroleum from the Ima Field located in the Niger Delta. This debt financing was replaced with a $30.7 million credit facility (the "Secured Loan") on June 30, 1998. The Secured Loan calls for the repayment of $20.1 million on June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The lender subsequently advised that notwithstanding its written extension, the first interest installment continued to be due on December 31,1998. The Company has not made the June 30, 1999 principal repayment nor has it made the December 31, 1998, March 31 or June 30, 1999 interest installments. The Company is negotiating with the lender to restructure the Secured Loan with a view of further extending its principal and interest repayment obligations.

The Company has granted security to the secured lender in respect of its repayment obligations under the Secured Loan. The Secured Loan includes a number of events of default. In the event of the Company's default under the terms of the Secured Loan, the lender may call upon the Company to immediately pay the outstanding principal or interest due thereunder, or take title to, sell or otherwise dispose of the common shares of substantially all of the Company's subsidiaries. Should the secured lender become entitled to realize upon its security, the Company may lose part or all of its interests in part of all of its oil and gas properties. The Company believes it is currently in default of one or more terms of the Secured Loan. Notwithstanding such default, the Company is not currently aware of actions taken by the secured lender to realize upon its security.

INTEREST  AND  ACCOUNTS  PAYABLE

As at June 30, 1999, the Company had approximately $9.2 million in unsecured trade debt and approximately $1.5 million in interest payable on senior secured debt. The Company is working to reach settlement arrangements with its creditors and the secured lender.

Included in the unsecured trade debt are claims of approximately $2.1 million against Abacan Technical Services Limited, a subsidiary of Abacan Resource Corporation. Abacan Technical Services Limited has no material assets.

CONTINGENCIES

Although Amni has agreed to assume liability for any claims against the Company in respect of oil and gas operations on the Ima Field, the Company will continue to be liable to trade and other creditors until settlement arrangements can be established. Management believes that the Company does not have any material exposure in these matters.

ROYALTIES  PAYABLE

As at June 30, 1999, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. AIRMI is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Mr. Folawiyo is also an executive officer of YFP.

RESULTS  OF  OPERATIONS

Production  and  Sales
----------------------

The Company discontinued its hydrocarbon production operations due to the sale of the Ima Field in June 1998. Consequently, no production revenues or production expenses were recorded during the six months ended June 30, 1999.

Property  Insurance  Settlement
-------------------------------

During the six month period ended June 30, 1999, the Company received approximately $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession block previously disposed of by the Company.

General  and  Administrative  Expenses
--------------------------------------

General and Administrative expenses for the six months ended June 30, 1999 were approximately $2.2 million versus approximately $2.6 million for the six months ended June 30, 1998. The reduction in costs was attributed primarily to a reduction in overhead expenses due primarily to the closure of three offices, a reduction in staff levels and the out-sourcing of several of the Company's administrative functions. The Company continues however to incur significant legal and accounting expenses incurred related to the completion of negotiations respecting its Benin Basin properties and its ongoing restructuring process. Critical to continued existence of the Company is the continued reduction and re-alignment of general and administrative expenses to better reflect the Company's current situation and future prospects. The Company currently has no revenue or cash flow and limited cash reserves. Accordingly, the Company will require additional financing in order to sustain its current level of operations.

Interest  and  Other  Financial  Expense
----------------------------------------

For the six months ended June 30, 1999, the Company incurred approximately $971,000 in interest and other financial expenses versus approximately $2.1 million for the same period in 1998. These charges are primarily related to the Secured Loan both prior to and following its restructuring in June 1998. The June 30, 1999 principal instalment payment has not been made, nor has the December 31, 1998, March 31, 1999 and June 30, 1999 quarterly interest instalments. The Company is negotiating with the secured lender to further restructure the Secured Loan by extending its principal and interest repayment obligations.

Common  Shares  De-Listed  from  Nasdaq  National  Market
---------------------------------------------------------

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

SUBSEQUENT  EVENTS

Company  Completes  Private  Placement  of  6,666,668  Common  Shares
---------------------------------------------------------------------

On July 13, 1999, the Company completed a private placement of 6,666,668 common shares to two U.S. institutional investors at a price of $0.15 per common share for gross proceeds of $1,000,000. The institutional investors have advised the Company that additional near-term financing of up to $2,000,000 may be available for the Company's on-going operations, at the discretion of the investors pursuant to future private placement, at prices and terms to be agreed upon in the future. However, there is no assurance that any such funding will be available to the Company.

                           PART II - OTHER INFORMATION

Item  1  -  Legal  Proceedings

On  March  5,  1999,  the  Company  and Amni International Petroleum Development
Company Limited settled a $1.7 million lawsuit for approximately $860,000 utilizing insurance proceeds from the IMA #9 well settlement. On July 13, 1999, Global Marine International Services Corporation obtained judgment of $2,105,087 plus costs of approximately $31,000 against Abacan Technical Services Ltd., a wholly owned subsidiary of Abacan Resource Corporation. Abacan Technical Services Ltd. has no material assets.

Item  3  -  Defaults  Upon  Senior  Securities

On June 30, 1998, the Company restructured its outstanding $30.7 million senior secured loan. As restructured, repayment of the principal amount of $20.1 million of the loan was deferred until June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The lender subsequently advised that, notwithstanding its written extension, the first interest installment continued to be due on December 31, 1998. The Company has not made the June 30, 1999 principal repayment nor has it made the December 31, 1998, March 31 or June 30, 1999 interest installments. As of June 30, 1999 total interest arrears are estimated at $1,464,000 in respect of such unpaid installments. The Company is not currently aware of any actions taken by the Secured Lender to realize on its security notwithstanding that the Company has not made the required principal and interest payments under the Secured Loan.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibit - 27.1 - Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

ABACAN  RESOURCE  CORPORATION  AND  SUBSIDIARIES  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ABACAN  RESOURCE
                                          CORPORATION
                                          (Registrant)


Date:  August  2 , 1999                   By: /s/ Timothy T. Stephens
       ----------------                   --------------------------------------
                                          Timothy  T.  Stephens
                                          President  (Chief  Executive  Officer)
                                          and  a  Director

                                Index to Exhibits




                  Exhibit  #     Description  Data  Schedule
                  ----------     ---------------------------

                      27.1     Financial  Data  Schedule
                      ----     -------------------------