Form 10QSB/A
period 1999-06-30
ABACAN RESOURCE CORP
filed 1999-08-25
CIK 1001084

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ]      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: 121,037,504 shares of common stock were outstanding on August 20, 1999.

================================================================================

                           ABACAN RESOURCE CORPORATION
                                      INDEX


PART  I       FINANCIAL  INFORMATION                                Page Number

     Item 1   Consolidated Balance Sheets as of June  30,                     3
              1999  and  December  31,  1998

              Consolidated  Statements  of  Operations  for the               4
              Three Months and Six Months ended June 30, 1999 and 1998

              Consolidated  Statements  of Change in Cash Flows               5
              for the Three Months  and Six  Months ended June 30,
              1999  and  1998

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
---------------------------------

                           ABACAN RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)


                                                 June 30,     December 31,
                                                   1999           1998
                                               (unaudited)     (audited)
                                               ------------  --------------
ASSETS
Current Assets
   Cash                                        $     1,646   $       3,305
   Accounts receivable                                  18              31
                                               ------------  --------------
                                                     1,664           3,336

Petroleum and natural gas properties (Note 3)       92,404          92,431
Deposits and other                                      56              42
                                               ------------  --------------
                                               $    94,124   $      95,809
                                               ============  ==============
LIABILITIES
Current Liabilities
   Accounts payable                            $     9,232   $       9,170
   Interest payable (Note 5)                         1,464             493
   Royalties payable (Note 4)                        5,373           5,373
   Senior Secured Loan (Note 5)                     30,702          30,702
                                               ------------  --------------
                                                    46,771          45,738
                                               ------------  --------------

SHAREHOLDERS' EQUITY
Share capital                                      276,750         276,750
Deficit                                           (229,397)       (226,679)
                                               ------------  --------------
                                                    47,353          50,071
                                               ------------  --------------
                                               $    94,124   $      95,809
                                               ============  ==============

                              ABACAN RESOURCE CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                              (Thousands of U.S. Dollars)

                                             Three Months Ended      Six Months Ended
                                                  June 30                June 30
                                            --------------------  ---------------------
                                              1999       1998       1999       1998

                                                           (unaudited)
REVENUE
  Petroleum revenue (net of foreign taxes)  $      -   $  4,272   $      -   $ 14,258
  Royalties                                        -       (393)         -     (1,628)
  Interest and other                              20          -         48         41
  Property insurance settlement (Note 3)           -          -        460          -
                                            ---------  ---------  ---------  ---------
                                                  20      3,879        508     12,671
                                            ---------  ---------  ---------  ---------

EXPENSES                                    $      -   $  9,390   $      -   $ 17,431
  Operating                                      890        957      2,228      2,601
  General and administrative                     489      1,108        971      2,147
  Interest and other financial expense
  Depletion, depreciation and  amortization        5      2,055         27      4,035
                                            ---------  ---------  ---------  ---------
                                               1,384     13,510      3,226     26,214
                                            ---------  ---------  ---------  ---------

NET EARNINGS (LOSS) BEFORE THE UNDERNOTED     (1,364)    (9,631)    (2,718)   (13,543)
GAIN ON SALE OF ASSETS                             -     27,317          -     27,317
                                            ---------  ---------  ---------  ---------

NET EARNINGS (LOSS) FOR THE PERIOD            (1,364)    17,686     (2,718)    13,774
DEFICIT, Beginning of period                 228,033    243,088    226,679    239,176
                                            ---------  ---------  ---------  ---------
DEFICIT, END OF PERIOD                      $229,397   $225,402   $229,397   $225,402
                                            =========  =========  =========  =========

NET EARNINGS (LOSS) PER SHARE               $  (0.01)  $   0.15   $  (0.02)  $   0.12
                                            =========  =========  =========  =========

                                ABACAN RESOURCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOW
                                (Thousands of U.S. Dollars)

                                                               Six Months Ended June 30
                                                                  -------------------
                                                                     1999      1998

                                                                      (unaudited)
Cash provided by (used in):
OPERATING ACTIVITIES
   Net earnings (loss) for the period                             $(2,718)  $ 13,774
   Items not affecting cash
     Gain on sale of assets                                             -    (27,317)
     Depletion, depreciation and amortization                          27      4,035

   Changes in non-cash operating working capital items              1,046    (46,192)
                                                                  -------------------
                                                                   (1,645)   (55,700)
                                                                  -------------------
FINANCING ACTIVITIES
   Long term debt                                                       -     (4,417)
   Capital lease obligation                                             -     (6,566)
                                                                  -------------------
                                                                        -    (10,983)
                                                                  -------------------
INVESTING ACTIVITIES
   Expenditures on petroleum and natural gas
   properties                                                           -    (13,136)
   Changes in non-cash working capital items                            -     81,389
   Other                                                              (14)         -
                                                                  -------------------
                                                                      (14)    68,253
                                                                  -------------------
INCREASE (DECREASE) IN CASH                                        (1,659)     1,570
CASH - BEGINNING OF PERIOD                                          3,305      1,813
                                                                  -------------------
CASH - END OF PERIOD                                              $ 1,646   $  3,383
                                                                  ===================

SUPPLEMENTAL NON-CASH
   Acquisition of petroleum and natural gas
properties for common shares                                      $     -   $  2,000
                                                                  ===================

                           ABACAN RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION

Interim  Financial  Statements
------------------------------


The consolidated financial statements included herein have been prepared by Abacan Resource Corporation and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. These financial statements include accounts of Abacan Resource Corporation, a Canadian corporation incorporated in the Province of Alberta and all of its wholly owned subsidiaries (the "Company"). The accompanying consolidated balance sheet as at June 30, 1999 and the consolidated statements of operations and deficit and changes in cash flows include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the Company's financial position as at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and June 30, 1998.


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

2.     LOSS  PER  COMMON  SHARE

     Supplemental  loss  per  share  information  is  provided  below:

                                         For the Six Months Ended June 30
                         --------------------------------------------------------------------
                                    Loss                     Shares          Per-Share Amount

                             1999         1998         1999         1998       1999    1998
                         ------------  -----------  -----------  -----------  -------  ------
Net earnings (loss)      $(2,718,000)  $13,774,000  114,370,836  114,370,836  $(0.02)  $0.12
Basic earnings (loss)
per Share                $     (0.02)  $      0.12            -            -       -       -
Stock Options             12,356,200    11,974,450            -            -       -       -
                         ------------  -----------  -----------  -----------  -------  ------
Diluted earnings (loss)
per Share                $     (0.02)  $      0.12            -            -       -       -
                         ============  ===========  ===========  ===========  =======  ======

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


In Benin, the Company was required to complete a seismic program and drill one well on Block 1 by August 1, 1999. The Company is currently negotiating a further extension with the government of Benin to meet its contractual obligations. The Company is required to complete a seismic program on Block 4 during an initial exploration period ending January 31, 2000. The Company is awaiting government confirmation that the minimum work program for the initial exploration period has been satisfied.


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

Exploration  of  Additional  Benin  Basin  Acreage
--------------------------------------------------


The Company is focused on the development of its Benin Basin concessions however, it does not currently have the financial resources necessary to explore and develop its prospects and therefore will be reliant on third-party funding sources to provide the necessary capital to do so. In Benin, the Company was required to complete a seismic program and drill one well on Block 1 by August 1, 1999. The company is currently negotiating a further extension with the government of Benin to meet its contractual obligations. The Company is required to complete a seismic program on Block 4 during an initial exploration period ending January 31, 2000. The Company is awaiting government confirmation that the Block 4 minimum work program for the initial exploration period has been satisfied.


The Company continues to explore various options with respect to securing an exploration and development partner. Types of relationships that are currently being contemplated are joint venture transactions, farm-outs, sales of interests or a merger.


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

RESULTS  OF  OPERATIONS

Production  and  Sales
----------------------


The Company discontinued its hydrocarbon production operations due to the sale of the Ima Field in June 1998. Consequently, no production revenues or production expenses were recorded during either the three months or the six months ended June 30, 1999.


Property  Insurance  Settlement
-------------------------------

During the six month period ended June 30, 1999, the Company received approximately $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession block previously disposed of by the Company.


General  and  Administrative  Expenses
--------------------------------------

General and Administrative expenses for the six months ended June 30, 1999 were approximately $2.2 million versus approximately $2.6 million for the six months ended June 30, 1998. Such expenses for the three months ended June 30, 1999 were approximately $890,000 versus approximately $957,000 for the three months ended June 30, 1998.The reduction in costs was attributed primarily to a reduction in overhead expenses due primarily to the closure of three offices, a reduction in staff levels and the out-sourcing of several of the Company's administrative functions. The Company continues however to incur significant legal and accounting expenses incurred related to the completion of negotiations respecting its Benin Basin properties and its ongoing restructuring process. Critical to continued existence of the Company is the continued reduction and re-alignment of general and administrative expenses to better reflect the Company's current situation and future prospects. The Company currently has no revenue or cash flow and limited cash reserves. Accordingly, the Company will require additional financing in order to sustain its current level of operations.

Interest  and  Other  Financial  Expense
----------------------------------------

For the three months ended June 30, 1999, the Company incurred approximately $489,000 in interest and other financial expenses versus approximately $1.1 million for the same period in 1998. Cumulative interest and other financial expense for the six months ended June 30, 1999 was approximately $971,000 versus approximately $2.1 million for the same period in 1998. These charges are primarily related to the Secured Loan both prior to and following its restructuring in June 1998. The June 30, 1999 principal instalment payment has not been made, nor has the December 31, 1998, March 31, 1999 and June 30, 1999 quarterly interest instalments. The Company is negotiating with the secured lender to further restructure the Secured Loan by extending its principal and interest repayment obligations.

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


                                        ABACAN  RESOURCE
                                        CORPORATION
                                        (Registrant)



Date:  August 23,  1999                 By:  /s/  Timothy T. Stephens
       ---------------                  ------------------------------------
                                        Timothy  T.  Stephens
                                        President  (Chief Executive Officer)
                                        and  a  Director

                                Index to Exhibits


Exhibit #     Description  Data  Schedule
---------     ---------------------------
27.1          Financial  Data  Schedule