Form 10QSB
period 1999-09-30
ABACAN RESOURCE CORP
filed 1999-11-15
CIK 1001084

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK  ONE)
          [ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: 121,037,504 shares of common stock were outstanding on November 2, 1999.

================================================================================

                           ABACAN RESOURCE CORPORATION
                                      INDEX


PART I           FINANCIAL  INFORMATION                              Page Number

     Item  1     Consolidated Balance Sheets as of September 30,               3
                 1999  and  December  31,  1998

                 Consolidated  Statements  of  Operations  and                 4
                 Deficit  for  the  Three  Months  and  Nine
                 Months  ended  September  30,  1999 and  1998

                 Consolidated  Statements  of  Change  in  Cash                5
                 Flows  for  the  Nine  Months  ended  September
                 30,  1999  and  1998

                 Notes  to  Consolidated  Financial Statements                 6

     Item  2     Management's  Discussion  and  Analysis of                    9
                 Financial Condition and Results of Operations


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
---------------------------------

                           ABACAN RESOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)


                                                September 30,    December 31,
                                                    1999             1998
                                                (unaudited)        (audited)
                                               ---------------  --------------
ASSETS
Current Assets
   Cash                                        $        1,918   $       3,305
   Accounts receivable                                     35              31
                                               ---------------  --------------
                                                        1,953           3,336

Petroleum and natural gas properties (Note 3)          92,399          92,431

Deposits and other                                         51              42
                                               ---------------  --------------
                                               $       94,403   $      95,809
                                               ===============  ==============

LIABILITIES

Current Liabilities
   Accounts payable                            $        9,208   $       9,170
   Interest payable (Note 5)                            1,961             493
   Royalties payable (Note 4)                           5,373           5,373
   Senior Secured Loan (Note 5)                        30,702          30,702
                                               ---------------  --------------
                                                       47,244          45,738
                                               ---------------  --------------

SHAREHOLDERS' EQUITY

Share capital                                         277,750         276,750
Deficit                                              (230,591)       (226,679)
                                               ---------------  --------------
                                                       47,159          50,071
                                               ---------------  --------------
                                               $       94,403   $      95,809
                                               ===============  ==============

                               ABACAN RESOURCE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                               (Thousands of U.S. Dollars)


                                               Three Months Ended      Nine Months Ended
                                                   September 30          September 30
                                            -----------------------  --------------------
                                                1999        1998       1999       1998
                                            ------------  ---------  ---------  ---------
                                                              (unaudited)
REVENUE
 Petroleum revenue (net of foreign taxes)
 Royalties                                  $         -   $      -   $      -   $ 14,258
 Interest and other                                   -       (366)         -     (1,994)
 Property insurance settlement (Note 3)              15          -         63        171
                                                      -        130        460          -
                                            ------------  ---------  ---------  ---------
                                                     15       (236)       523     12,435
                                            ------------  ---------  ---------  ---------

EXPENSES
 Operating                                  $         -   $      -   $      -   $ 17,431
 General and administrative                         707      1,082      2,935      3,683
 Interest and other financial expense               497        516      1,468      2,663
 Depletion, depreciation and  amortization
                                                      5        208         32      4,243
                                            ------------  ---------  ---------  ---------
                                                  1,209      1,806      4,435     28,020
                                            ------------  ---------  ---------  ---------

NET EARNINGS (LOSS) BEFORE
THE UNDERNOTED                                   (1,194)    (2,042)    (3,912)   (15,585)

GAIN ON SALE OF ASSETS                                -      5,511          -     32,828
                                            ------------  ---------  ---------  ---------
NET EARNINGS (LOSS) FOR THE PERIOD
                                                 (1,194)     3,469     (3,912)    17,243

DEFICIT, Beginning of period                    229,397    225,402    226,679    239,176
                                            ------------  ---------  ---------  ---------
DEFICIT, END OF PERIOD                      $   230,591   $221,933   $230,591   $221,933
                                            ============  =========  =========  =========
NET EARNINGS (LOSS) PER
SHARE                                       $     (0.01)  $   0.03   $  (0.03)  $   0.15
                                            ============  =========  =========  =========

                           ABACAN RESOURCE CORPORATION
                 CONSOLIDATED STATEMENTS OF CHANGE IN CASH FLOW
                           (Thousands of U.S. Dollars)

                                                   Nine Months Ended
                                                     September 30
                                               ------------------------
                                                   1999        1998
                                               ------------  ----------
                                                      (unaudited)
Cash provided by (used in):

OPERATING ACTIVITIES
   Net earnings (loss) for the period          $    (3,912)  $ 17,243
   Items not affecting cash
     Gain on sale of assets                              -    (32,828)
     Depletion, depreciation and amortization           32      4,244

   Changes in non-cash operating working
   capital items                                     1,501     21,976
                                               ------------  ----------
                                                    (2,379)    10,635
                                               ------------  ----------

FINANCING ACTIVITIES
   Issue of Share Capital
     Common Shares and Warrants                      1,000          -
   Long term debt                                        -     (4,298)
   Capital lease obligation                              -     (6,566)
                                               ------------  ----------
                                                     1,000    (10,864)
                                               ------------  ----------

INVESTING ACTIVITIES
   Expenditures on petroleum and Natural Gas
   properties                                            -    (13,647)
   Disposition of Petroleum and Natural Gas
   properties                                            -     86,900
   Changes in non-cash working capital items             -    (70,794)
   Other                                                (8)         -
                                               ------------  ----------
                                                        (8)     2,459
                                               ------------  ----------
INCREASE (DECREASE) IN CASH                         (1,387)     2,230

CASH - BEGINNING OF PERIOD                           3,305      1,813
                                               ------------  ----------
CASH - END OF PERIOD                           $     1,918   $  4,043
                                               ============  ==========
SUPPLEMENTAL NON-CASH
   Acquisition of petroleum and natural gas
   properties for common shares                $         -   $  2,000
                                               ============  ==========

                           ABACAN RESOURCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION

Interim  Financial  Statements
------------------------------

The consolidated financial statements included herein have been prepared by Abacan Resource Corporation and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. These financial statements include accounts of Abacan Resource Corporation, a Canadian corporation incorporated in the Province of Alberta and all of its wholly owned subsidiaries (the "Company"). The accompanying consolidated balance sheet as at September 30, 1999 and the consolidated statements of operations and deficit and changes in cash flows include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the Company's financial position as at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998.

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

The Company's ability to continue as a going concern is dependent upon the following factors which outline management's plan:

i) the development of the oil and natural gas reserves in the Benin Basin Concessions OML113 including the development of a market for the produced natural gas in this area;

ii) obtaining financing in the form of equity, debt or a combination thereof in order to continue the development of the petroleum reserves in the above mentioned concessions;

iii) negotiating a joint venture for the continued exploration and development of the Company's West African acreage position prior to the expiry date of the Company's concession licences;

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

2.     LOSS  PER  COMMON  SHARE

Supplemental  loss  per  share  information  is  provided  below:

                                             For the Nine Months Ended September 30
                              -------------------------------------------------------------------
                                         Loss                    Shares           Per-Share Amount
                                  1999         1998         1999         1998       1999    1998
                              ------------  -----------  -----------  -----------  -------  -----

Net earnings (loss)           $(3,912,000)  $17,243,000  121,037,054  114,370,836  $(0.03)  $0.15

Basic earnings (loss) per
Share                         $     (0.03)  $      0.15            -            -       -       -

Stock Options                  11,945,700    11,974,450            -            -       -       -
                              ------------  -----------  -----------  -----------  -------  -----
Diluted earnings (loss) per
Share                         $     (0.03)  $      0.15            -            -       -       -
                              ============  ===========  ===========  ===========  =======  =====

Net loss per common share has been computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods. During the nine months ended September 30, 1999, the Company had outstanding stock options and warrants to purchase 11,945,700 shares of common stock, which were antidilutive and were not included in the calculation as the exercise price exceeded the market value. In 1998, the Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This accounting change had no effect on previously reported earnings (loss) per share (EPS) data.

3.     PETROLEUM  AND  NATURAL  GAS  PROPERTIES

The Company disposed of substantially all of its working interests in its petroleum and natural gas properties located in the Niger Delta region of Nigeria in June 1998 as part of a general reorganization of its petroleum and natural gas operations. As a result, immediately following the reorganization, the Company's principal petroleum and natural gas properties were comprised of Nigerian offshore Block OML 113, Block OPL 310 and Benin Republic offshore Blocks 1 and 4.

The Company's interests in its petroleum and natural gas properties include obligations to meet certain minimum work requirements, expenditures and other commitments.

In the case of Nigerian Block OML 113, the Company has satisfactorily met its minimum work requirements for the duration of the mining lease that expires on July 3, 2018.

On Concession Block OPL 310, the Company is required to complete a minimum work program consisting of three wells and a seismic program. The obligation of the Company to initiate expenditures towards satisfaction of the minimum work program commences after receipt of requisite government approval of the joint venture agreement between the Company and the indigenous Nigerian concession owner, Optimum Petroleum Development Limited ("Optimum"). The OPL for Concession Block OPL 310 has expired and Optimum has not secured a renewal, extension or requisite government approval of the joint venture agreement. There is no assurance that Optimum will obtain the renewal, extension or government approval or that the Company will maintain an interest in Concession Block OPL 310.

In Benin, the Company was required to complete a seismic program and drill one well on Block 1 by August 1, 1999. The Company did not meet these contractual obligations and consequently, Block 1 was relinquished on August 1, 1999 to the government of Benin.

On Benin Block 4, the Company is required to acquire 3000 kilometers of 2D seismic lines and propose an exploration program to the Benin government during the initial exploration phase which expires on February 1, 2000. The Company is awaiting government confirmation that these requirements have been satisfied. In addition, the Block 4 contract requires the Company to post, not later than December 17, 1999 a bank guarantee securing performance of its work obligations during the first two year extension period which commences February 1, 2000. The work obligation during the first extension period consists of acquiring 1500 kilometers of seismic lines and drilling one well. Failure of the Company to post the bank guarantee by the specified time could result in the relinquishment of Benin Block 4.

During the nine month period ended September 30, 1999, the Company received $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession previously disposed of by the Company.

4.     ROYALTIES  PAYABLE

As at September 30, 1999, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. Airmi is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a current director of the Company. Mr. Folawiyo is also an executive officer of YFP.

5.     SENIOR  SECURED  LOAN

In August 1997, the Company obtained debt financing of approximately $35.0 million pursuant to a Crude Oil Prepayment Agreement with its crude oil marketer. This financing was replaced with a $30.7 million credit facility (the "Secured Loan") on June 30, 1998. Under the terms of the Secured Loan, repayment of $20.1 million was due June 30, 1999 with the balance of $10.6 million due December 31, 1999. Interest is payable quarterly on the outstanding principal at a maximum rate equal to LIBOR plus 4% per annum commencing March 31, 1999. The Company has not made the June 30, 1999 principal repayment nor has it made the requisite quarterly interest installments. The Company is currently discussing with the secured lender ways to restructure the Secured Loan with a view of further extending its principal and interest repayment obligations.

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

Abacan Resource Corporation is an independent energy company engaged in the acquisition and exploration of oil and gas properties located principally in the West African countries of Nigeria and Benin. Prior to a reorganization of its oil and gas operations in June 1998, the Company's operations were focused in two distinct geological regions - the Niger Delta, Nigeria's prolific oil producing region located in south-central Nigeria, and the Benin Basin, a largely unexplored area located in the coastal waters of western Nigeria and Benin. Subsequent to the reorganization of its oil and gas operations, the Company has focused its efforts on its Benin Basin holdings. Negotiations are currently underway for the establishment in Benin of a natural gas powered electrical generation plant that is expected to utilize the natural gas resources identified in the Company's Benin Basin concessions. The Company is also actively marketing the farm-out, sale or other disposition of its oil and gas properties to third parties.

OVERVIEW  OF  THIRD  QUARTER  OF  1999

The Company is continuing to seek partners for: (1) the Benin Power Project, which is expected to be supplied fuel from the Company's Block OML 113 gas reserves; and (2) the exploration of its Benin Basin Concessions consisting of Block OML 113 in Nigeria and Block 4, offshore Benin.

Benin  Power  Project
---------------------

On May 27, 1998, the Company entered into a Letter of Intent ("LOI") with a subsidiary of a major international natural gas and electrical power generating company and the Government of Benin for the development of an electrical power plant to be located in Cotonou, Benin. Under the terms of the LOI, the required natural gas feedstock for the project is expected to come from the Company's Aje Field natural gas resources identified on Nigerian Block OML 113. Negotiations are continuing towards finalizing the various agreements required to initiate construction of the project.

Exploration  of  Additional  Benin  Basin  Acreage
--------------------------------------------------

The Company is focused on the development of its Benin Basin concessions however, it does not currently have the financial resources necessary to explore and develop its prospects and therefore will be reliant on third-party funding sources to provide the necessary capital to do so.

In Benin, the Company was required to complete a seismic program and drill one well on Block 1 by August 1, 1999. The Company did not meet these contractual obligations and consequently, Block 1 was relinquished to the government of Benin on August 1, 1999.

On Benin Block 4, the Company is required to acquire 3000 kilometers of 2D seismic lines and propose an exploration program to the Benin government during the initial exploration phase which expires on February 1, 2000. The Company is awaiting government confirmation that these requirements have been satisfied. In addition, the Company is required, not later than December 17, 1999 to post a bank guarantee securing performance of its work obligations during the first two year extension period which commences February 1, 2000. The work obligation during the first extension period consists of acquiring 1500 kilometers of seismic lines and drilling one well. Failure of the Company to post the bank guarantee by the specified time could result in the relinquishment of Benin Block 4.

The Company continues to explore various options with respect to securing an exploration and development partner. Types of relationships that are currently being contemplated are joint venture transactions, farm-outs, sales of interests or a merger.

LIQUIDITY,  OPERATING  AND  CAPITAL  REQUIREMENTS  AND  FUNDING  ALTERNATIVES

The Company continues to have a serious liquidity problem that casts doubt upon the ability of the Company to continue operations in the foreseeable future. As of September 30, 1999, the Company had approximately $1.9 million of cash, senior secured debt of approximately $30.7 million, interest payable on senior secured debt of approximately $1.9 million, accounts payable of approximately $9.2 million and royalties payable of approximately $5.4 million. The increase in the Company's cash position was attributable to the closing on July 13, 1999 of a private placement of 6,666,668 common shares to two U.S. institutional investors at a price of $0.15 per share for gross proceeds of $1,000,000.

As a result of the disposition of its producing properties in June 1998, the Company did not have any oil and gas revenue during the nine months ended September 30, 1999. The Company does not anticipate generating revenues or cash flow until the completion of the Benin Basin electrical generation project or the sale or farm-out of part or all of its existing properties. The Company has limited cash reserves and, despite a reduction in operational costs, is continuing to incur general, administrative and other related expenses including interest expense. Based upon current expenditure levels, the cash reserves of the Company will not be sufficient to sustain the operations of the Company at current levels over the long term. That being the case, the Company's ability to continue as a going concern is dependent on the following:

1. The development of the natural gas resources in Benin Basin Concession Blocks OML 113 and OPL 310 including the development of a commercial market for the natural gas produced in this area;

2. Obtaining additional financing in the form of equity, debt or a combination thereof in order to continue the development of the petroleum resources in the above referenced concession blocks;

3. Negotiating a joint venture for the continued exploration and development of the Company's West African acreage position prior to the expiry date of the Company's concession licences;

4. Continuing to finance general and administrative expenses from existing cash or financing in the form of equity, debt or a combination thereof;

5. Negotiations with certain suppliers to settle current liabilities and forbearance of the Company's secured and unsecured creditors.

SENIOR  SECURED  LOAN

In August 1997, the Company obtained debt financing of approximately $35.0 million pursuant to a Crude Oil Prepayment Agreement with a major international oil marketing company. The proceeds of this debt financing were used by the Company to repay outstanding project financing and exploration and development costs for the production of petroleum from the Ima Field located in the Niger Delta. This debt financing was replaced with a $30.7 million credit facility (the "Secured Loan") on June 30, 1998. The Secured Loan calls for the repayment of $20.1 million on June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest is payable quarterly on the outstanding principle at a maximum rate equal to LIBOR plus 4% per annum commencing March 31, 1999. The Company has not made the June 30, 1999 principal repayment nor has it made the requisite quarterly interest installments. The Company is discussing with the lender ways to restructure the Secured Loan with a view of further extending its principal and interest repayment obligations.

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

INTEREST  AND  ACCOUNTS  PAYABLE

As at September 30, 1999, the Company had approximately $9.2 million in unsecured trade debt and approximately $1.9 million in interest payable on senior secured debt. The Company is working to reach settlement arrangements with its creditors and the secured lender.

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

ROYALTIES  PAYABLE

As at September 30, 1999, royalties payable included an amount of $1.0 million owed to Abacan International Resource Management Inc. ("Airmi"), $1.4 million to Yinka Folawiyo Petroleum Company Limited ("YFP") and $2.9 million to several other unrelated companies. All of the royalties relate to the Ima Field. AIRMI is a company wholly owned by Wade G. Cherwayko, a former senior executive officer and director of the Company. YFP is substantially controlled by the father of Mr. Tunde Folawiyo, a director of the Company. Mr. Folawiyo is also an executive officer of YFP.

RESULTS  OF  OPERATIONS

Production  and  Sales
----------------------

The Company discontinued its hydrocarbon production operations due to the sale of the Ima Field in June 1998. Consequently, no production revenues or production expenses were recorded during either the three months or the nine months ended September 30, 1999.

------
Property  Insurance  Settlement
-------------------------------

During the nine month period ended September 30, 1999, the Company received approximately $460,000 from the settlement of an insurance claim of its Ima #9 well located in the Niger Delta in respect of a concession block previously disposed of by the Company.

General  and  Administrative  Expenses
--------------------------------------

General and Administrative expenses for the nine months ended September 30, 1999 were approximately $2.9 million versus approximately $3.6 million for the nine months ended September 30, 1998. Such expenses for the three months ended September 30, 1999 were approximately $707,000 versus approximately $1,082,000 for the three months ended September 30, 1998.The reduction in costs during the current fiscal year was attributed primarily to a reduction in overhead expenses due primarily to the closure of three offices, a reduction in staff levels and the out-sourcing of several of the Company's administrative functions. The Company continues however to incur significant legal and accounting expenses incurred related to the completion of negotiations respecting its Benin Basin properties and its ongoing restructuring process. The Company currently has no revenue or cash flow and limited cash reserves. Accordingly, the Company will require additional financing in order to sustain its current level of operations.

Interest  and  Other  Financial  Expense
----------------------------------------

For the three months ended September 30, 1999, the Company incurred approximately $497,000 in interest and other financial expenses versus approximately $516,000 for the same period in 1998. Cumulative interest and other financial expense for the nine months ended September 30, 1999 was approximately $1.4 million versus approximately $2.6 million for the same period in 1998. These charges are primarily related to the Secured Loan both prior to and following its restructuring in June 1998. The June 30, 1999 principal instalment payment has not been made, nor have the requisite quarterly interest installments. The Company is negotiating with the secured lender to further restructure the Secured Loan by extending its principal and interest repayment obligations.

Common  Shares  De-Listed  from  Nasdaq  National  Market
---------------------------------------------------------

On April 8, 1999, the Company's common shares were de-listed from the Nasdaq National Market and commenced trading on the Nasdaq OTC Bulletin Board. The Company's common shares continue to trade on The Toronto Stock Exchange.

OUTLOOK

As outlined in the Company's most recent annual report on Form 10-KSB, the continuing corporate financial restructure is a critical priority to the sustained viability of the Company. The Company is exploring opportunities to raise additional capital, settle liabilities and reduce overhead costs. In addition, the Company is exploring various options that allow for external funding for further development of its remaining Benin Basin concession blocks, including a farm-out, sale of interests or merger. The Company has recently relinquished its interest in Benin Block 1 and may relinquish its interest in Benin Block 4 unless it can secure (directly or through an industry partner) the requisite bank guarantee by December 17, 1999. Should the Company be unable to raise additional capital, either directly or through a combination of a sale or farm-out of assets, or a business combination, it may be required to cease operations.

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

Item  3  -  Defaults  Upon  Senior  Securities

On June 30, 1998, the Company restructured its outstanding $30.7 million senior secured loan. As restructured, repayment of the principal amount of $20.1 million of the loan was deferred until June 30, 1999 with the balance of $10.6 million due on December 31, 1999. Interest payments were to commence quarterly on December 31, 1998. Subsequent to December 31, 1998, the Company received written confirmation from the lender that the first quarterly interest payment due December 31, 1998 had been capitalized and that interest payments would commence on March 31, 1999. The lender subsequently advised that, notwithstanding its written extension, the first interest installment continued to be due on December 31, 1998. The Company has not made the June 30, 1999 principal repayment nor has it made the requisite quarterly interest installments. As of September 30, 1999 total interest arrears are estimated at $2.0 million in respect of such unpaid installments. The Company is not currently aware of any actions taken by the Secured Lender to realize on its security notwithstanding that the Company has not made the required principal and interest payments under the Secured Loan.

Item 6 - Exhibits  and  Reports  on  Form  8-K

(1)      Exhibit  -  27.1  -  Financial  Data  Schedule

(2) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

ABACAN  RESOURCE  CORPORATION  AND  SUBSIDIARIES  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ABACAN  RESOURCE
                                             CORPORATION
                                             (Registrant)


Date:  November  12,  1999                   By:  /s/  Timothy  T.  Stephens
       -------------------                   -------------------------------
                                             Timothy  T.  Stephens
                                             President (Chief Executive Officer)
                                             and  a  Director

                                Index to Exhibits



Exhibit  #     Description  Data  Schedule
----------     ---------------------------

   27.1        Financial  Data  Schedule